Form 10QSB
period 2005-03-31
Medical Exchange Inc.
filed 2005-05-16
CIK 1301367

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response: .136

Draft No. 3 - April 26 05

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-120936

THE MEDICAL EXCHANGE INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	N/A (IRS Employer Identification No.)
1332 8th Street, Saskatoon, Saskatchewan, Canada S7N 0S9 (Address of principal executive offices)
(306) 880-1627 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of April 30, 2005: 2,112,500 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended March 31, 2005.

THE MEDICAL EXCHANGE INC.

INTERIM FINANCIAL STATEMENTS

March 31, 2005

(Stated in US Dollars)

(Unaudited)

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2005 and June 30, 2004

(Stated in US Dollars)

(Unaudited)

	March 31,	June 30,
	2005	2004
ASSETS

Current
Cash and equivalents	$ 4,837	$ 38,253
Advance receivable - Note 3	1,500	-

	$ 6,337	$ 38,253

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 13,933	$ 1,800
Due to related parties - Note 4	2,702	1,250

	16,635	3,050

STOCKHOLDERS' EQUITY(DEFICIENCY)

Capital stock
Authorized:
25,000,000 common shares, par value $0.001 per share
Issued and outstanding
2,112,500 common shares, (June 30, 2004: 2,112,500)	2,113	2,113
Additional in capital	40,137	40,137
Accumulated other comprehensive loss	(128)	(154)
Deficit accumulated during the development stage	(52,420)	(6,893)

	(10,298)	35,203

	$ 6,337	$ 38,253

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended March 31, 2005 and

for the period from January 23, 2004 (Date of Incorporation) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

			January 23,
	Three months	Nine months	2004 (Date of
	ended	ended	Incorporation) to
	March 31,	March 31,	March 31,
	2005	2005	2005

Expenses
Accounting and audit fees	$ 3,606	$ 8,212	$ 10,012
Bank charges and interest	32	98	120
Legal fees	13,598	32,291	34,169
Registration and filing fees	3,131	4,493	5,191
Website costs	433	433	2,928

Net loss for the period	$ (20,800)	$ (45,527)	$ (52,420)

Other comprehensive loss
Foreign currency translation adjustment	-	26	(128)

Comprehensive loss	$ (20,800)	$ (45,501)	$ (52,548)

Basic and diluted loss per share	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding	2,112,500	2,112,500

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from January 23, 2004 (Date of Incorporation) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Capital stock issued for cash - at $0.02	2,112,500	$ 2,113	$ 40,137	$ -	$ -	$ 42,250
Other comprehensive loss	-	-	-	(154)	-	(154)
Net loss for the period	-	-	-	-	(6,893)	(6,893)

Balance, June 30, 2004	2,112,500	2,113	40,137	(154)	(6,893)	35,203
Other comprehensive loss	-	-	-	26	-	26
Net loss for the period	-	-	-	-	(45,527)	(45,527)

Balance, March 31, 2005	2,112,500	$ 2,113	$ 40,137	$ (128)	$ (52,420)	$ 10,298

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2005 and

for the period from January 23, 2004 (Date of Incorporation) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

		January 23,
	Nine months	2004 (Date of
	ended	Incorporation) to
	March 31,	March 31,
	2005	2005

Cash flows used in operating activities
Net loss for the period	$ (45,527)	$ (52,420)
Adjustments to reconcile net loss to net cash used by operating activities
Increase in accounts payable and accrued liabilities	12,133	13,933

Net cash used in operating activities	(33,394)	(38,487)

Cash flows used in investing activities
Increase in advances receivable	(1,500)	(1,500)

Cash flows from financing activities
Issuance of common shares	-	42,250
Increase in due to related party	1,452	2,702

Net cash provided by financing	1,452	44,952

Effect of foreign exchange on cash	26	(128)

Increase (decrease) in cash during the period	(33,416)	4,837

Cash, beginning of period	38,253	-

Cash, end of period	$ 4,837	$ 4,837

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -

Income taxes	$ -	$ -

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2005 and June 30, 2004

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Financial Statements

While the information presented in the accompany nine months to March 31, 2005 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's June 30, 2004, financial statements.

Operating results for the nine month period ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

Note 2 Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As March 31, 2005, the Company has a working capital deficiency of $10,298, has not yet attained profitable operations and has accumulated losses of $52,420 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 Advance Receivable

The advance receivable is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4 Due to Related Parties

The amount due to related parties consists of advances from directors of the Company and are unsecured, non-interest bearing and have no specific terms for repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have been recently engaging in the research, development and assembly of transcription factor library and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended June 30, 2004. Our accumulated deficit is $52,420 as of March 31, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

From January 23, 2004 (date of inception) to June 30, 2004

For the period from January 23, 2004 to June 30, 2004 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into four categories:

  Audit fee, which consists primarily of accounting and auditing fees for the year end audit. The amount incurred and accrued by our company during the period from January 23, 2004 to June 30, 2004 was $1,800;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from January 23, 2004 to June 30, 2004 was $22;

  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. The amount incurred by our company during the period from January 23, 2004 to June 30, 2003 was $1,878; and

Other operating expenses, which consist primarily of the expenses incurred for research and development. The amount incurred by our company during the period from January 23, 2004 to June 30, 2004 was $3,350.

From June 30, 2004 to September 30, 2004

For the period from June 30, 2004 to September 30, 2004, we generated no revenue. Our operating activities during this period consisted primarily of doing research and development of transcription factors to form a library.

Total operating expenses for the period from June 30, 2004 to September 30, 2004 were $16,182. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from June 30, 2004 to September 30, 2004 were $16,131. Bank charges and other office charges for the period from June 30, 2004 to September 30, 2004 were $51.

From September 30, 2004 to December31, 2004

For the period from September 30, 2004 to December 31, 2004, we generated no revenue. Our operating activities during this period consisted primarily of doing research and development of transcription factors to form a library at no cost to the Company.

Total operating expenses for the period from September 30, 2004 to December 31, 2004 were $8,545. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from September 30, 2004 to December 31, 2004 were $7,168. Bank charges and other office charges for the period from September 30, 2004 to December 31, 2004 were $15.

From December 31, 2004 to March 31, 2005

For the period from December 31, 2004 to March 31, 2005 we generated no revenue. Our operating activities during this period consisted primarily of doing research and development of transcription factors to form a library.

Total operating expenses for the period from December 31, 2004 to March 31, 2005 were $20,800. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from December 31, 2004 to March 31, 2005 were $17,204. Bank charges and other office charges for the period from December 31, 2004 to March 31, 2005 were $32.

PLAN OF OPERATION

To date, Dr. Chen have engineered several of bZIP transcription factors and have tested their ability to bind to their target sequences and to function in cell-based models. In similar models, Dr. Chen have also found the ability of bZIP transcription factors to regulate a limited number of commercially important genes.

We intend to develop our transcription factor library for application in pharmaceutical discovery, human therapeutics, DNA diagnostics, and agricultural and industrial biotechnology. To make our transcription factor broadly used in life science industries, and to fund internal research and development activities, we will continue to pursue collaborations with selected pharmaceutical and biotechnology companies. As a result, our plan of operation requires us to:

  further generate the bZIP TFs and test their DNA target binding affinity and specificity assemble bZIP TF libraries for the usage in pharmaceutical target discovery test the ability of engineered bZIP TFs in detecting single-base changes in clinically interesting gene targets generate bZIP transcription factors for the regulation of target genes in multiple organism

Furthermore, in our management's opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

  Audit fee, which consists primarily of accounting and auditing fees for the year end audit. We estimate that our audit fee for the next twelve month will be approximately $12,000;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $120;

  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $12,000; and

  Other operating expenses, which consist primarily of the expenses incurred for marketing. We estimate that our other operating expenses for the next twelve months will be approximately $20,000.

Liquidity and Capital Resources

Presently, we do not have any revenues. Further, our cash and working capital is not sufficient to enable us to carry out our operations for the next 12 months without additional financing. There is no assurance that we will obtain any additional financing. We project that we will require additional funding to expand our current research efforts.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the successful development of our transcription factor library, and finally, maintaining a break even or profitable level of operations.

We have incurred operating losses since inception, and this is likely to continue into the year ended June 30, 2005. The directors are ready to provide a loan of up to $40,000 before June 30, 2005, before seeking other financial resources. Management projects that we may require an additional $39,000 to $59,000 to fund our ongoing operating expenditures, working capital requirements for the year ending December 31, 2005, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2005
Operating expenditures
Marketing	$4,000 - $7,000
General and Administrative	$6,000 - $12,000
Research and Development costs	$20,000 - $25,000
Working capital	$9,000 - $15,000
Total	$39,000 - $59,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period ended June 30, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our transcription factors, the continuing successful development of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of an equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Research and Development

To date, Dr. Chen have engineered several of basis-leucine zipper transcription factors and have tested their ability to bind to their target sequences and to function in cell-based models. In similar models, we have also found the ability of basis-leucine zipper transcription factors to regulate a limited number of commercially important genes.

We intend to develop our transcription factor library for application in pharmaceutical discovery, human therapeutics, DNA diagnostics, and agricultural and industrial biotechnology. To make TFs broadly used in these industries, and to fund internal research and development activities, we intend to pursue collaborations with selected pharmaceutical and biotechnology companies.

As at December 31, 2004 we have not spent any money on research and development because these work have been provided by Dr. Chen free of charge. Our projected research and development expenses will be around $20,000 in 2004, $25,000 in 2005, $30,000 in 2006 and $40,000 in 2007. Currently, we have two employees dedicated to research and development. Because of the specialized nature of the core technology, our two employees have Ph.D. and Master degrees. We believe that new and timely development of products and technologies are important to our competitive position in the market and intend to continue to invest in research and development activities.

Personnel

As of December 31, 2004, our employees include our president and vice-president. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, these individuals provide us with capital raising services. We have no other employees. For the year ending December 31, 2005, we do not plan to raise our total number of permanent employees.

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of filing of this Form 10-QSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1*
Articles of Incorporation

3.2*
Bylaws

4.1*
Specimen ordinary share certificate

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*  Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated November 5, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2005

THE MEDICAL EXCHANGE INC.

/s/ Zhiying Zhao
Zhiying Zhao
President, Secretary, Treasurer and a member of the Board of Directors (who also performs as the principal Financial and Executoive Officer and Accounting Officer
05/13/2005

/s/ Chen Han Xiang Chen Han Xiang Vice-President and a member of the Board of Directors 05/13/2005

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Chen Han Xiang, Vice-President and a member of the Board of Directors, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Medical Exchange Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

Date: May 13, 2005
By:	/s/ Chen Han Xiang Chen Han Xiang Vice-President and a member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Zhiying Zhao, President, Secretary, Treasurer and a member of the Board of Directors, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Medical Exchange Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

Date: May 13, 2005
By:

/s/ Zhiying Zhao
Zhiying Zhao
President, Secretary Treasurer and a member of the Board of Directors (who also performs as the Principal Executive Offier , Principal Financial officer and Accounting Officer)

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Zhiying Zhao, President, Secretary, Treasurer and Director of The Medical Exchange Inc. (who also performs as the Principal Executive Officer and Princiapl Financial Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of The Medical Exchange Inc.

By:

/s/ Zhiying Zhao
Zhiying Zhao
President, Secretary Treasurer and a member of the Board of Directors (who also performs as the Principal Executive Offier , Principal Financial officer and Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to The Medical Exchange Inc. and will be retained by The Medical Exchange Inc.. and furnished to the Securities and Exchange Commission or its staff upon request.