Form 10KSB
period 2005-06-30
Medical Exchange Inc.
filed 2005-08-18
CIK 1301367

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2006 Estimated average burden hours per response.... 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-120936

THE MEDICAL EXCHANGE INC.

(Name of small business Issuer in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	71-0915825 (I.R.S. Employer Identification No.)

1332 8th Street
Saskatoon, Saskatchewan
Canada
S7N 0S9
(Address of principal executive offices, including zip code)

(306) 880-1627
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues during the year ended June 30, 2005 were $0

The aggregate market value of the voting stock held by non-affiliates of the Company (1,662,500 shares) was $0, assuming, solely for the purposes of this calculation, that the directors and executive officers of the Issuer are "affiliates", as there has been no bid quotations reported by the NASD since the stock started to be quoted for trading on the OTC Bulletin Board on July 5, 2005.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years: Not Applicable.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 17, 2005, - 2,112,500 shares of Common Stock

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

Yes [ ] No [ X ]

PART I

Item 1. Description of Business

We were incorporated in the state of Nevada on January 23, 2004 and have commenced research operations.

Our Current Business

We are a company engaging in the research, develop and assembly of transcription factor library. Transcription factors are specific DNA sequences that turn genes function on or off by controlling gene expression, like coaches tell individual players when to scramble onto the field and when to stay on the bench. DNA (deoxyribonucleic acid) is present in all living cells and is responsible for determining the inherited characteristics of all living organism. Transcription factors in all higher organisms consist of two components: the first is a DNA binding domain that recognizes a specific DNA sequence and thereby directs the transcription factor to the proper chromosomal location; and the second is a functional domain that determines whether the gene is active or repressed. Transcription factors prompt particular genes to be active or stay quiet. We intend to engineer these transcription factors so that they can selectively bind to and regulate a target gene and so control gene expression and, as a result, cell function. We intend to improve these transcription factors to make them with more good function and less side effects so that we can sell or license the transcription factors which can be applied in the pharmaceutical industry, human therapeutics, DNA diagnostics and agricultural and industrial biotechnology.

We believe that the transcription factors are widely applicable to pharmaceutical discovery, human therapeutics, DNA diagnostics, plant agriculture and industrial biotechnology. We plan market and sell the transcription factors to business engaged in the pharmaceutical discovery, human therapeutics, DNA diagnostics, plant agriculture and industrial biotechnology.

For example, Plant A in the north has anti-freeze function naturally, Plant B which belong to same category of Plant A from south doesn't have anti-freeze function, so it can't grow in the north, but Plant B can generate big and sweet fruit, people want to grow them in the north, so use specific transcription factor might turn Plant B's anti-freeze gene on since they are in the same category. And we believe some specific transcription factor can also turn human's senility gene off.

To date, we have been in the progress of generating several basis-leucine zipper transcription ("bZIP") factors. We have been developing and standardizing methods for the assembly of basis-leucine zipper capable of binding to a wide spectrum of DNA sequences. We have also linked basis-leucine zipper to functional domains to create basis-leucine zipper transcription factors and have found in cell-based models their ability to regulate commercially important genes.

We have acquired the following transcription factors at no cost from Mr. Chen Han Xiang, one of our founders and directors:

RNA: ribonucleic acid

TATA: a conserved A-T rich sequence, which is contained in promoters of a gene

TAFs: TBP-associated factors

TBP: TATA box-binding protein

TFs: transcription factors
Name of Transcription Factor:	Composition:	Features:	Functions:
bZIPA	bZIPA consists of two sub-TFs in yeast and three in humans and drosophila (although two sub-TFs are derived from a precursor protein).	Both sub-TFs of bZIPA are extremely acidic.

The current wisdom is that bZIPA acts as an anti-repressor, stabilizing bZIPD binding by blocking repressors of transcription that inhibit binding of other transcription factors or that remove TBP from the DNA. Activation of transcription may be dependent on this bZIPA function.

bZIPB	Single sub-TF. To date, all bZIPB proteins are between 35 and 40 kilodaltons.	Binds directly to TBP, recruits Type II RNA polymerase, in part through an interaction with the small subunit of bZIPF. Several acidic activators can bind bZIPB in vitro.	Stabilizes TBP binding to TATA element. Required for association of RNA polymerase II to the initiation complex. May be a target for regulatory transcription factors.
bZIPD/TATA Binding Protein

bZIPD is a multi-component (>5 sub-TFs) transcription factor that recognizes and binds to the promoter DNA. bZIPD consists of a DNA binding sub-TF that recognizes the TATA element and is therefore designated TATA-binding protein (or TBP), as well as several TBP-associated factors (or TAFs).

TBP consists of a 180 amino acid domain that is sufficient for activity. This domain is made up of an imperfectly repeated sequence, and the repeats are reflected in the symmetry of the molecule The protein resembles a saddle, with the inner surface contacting DNA and the outer surface presumable making protein-protein contacts.

bZIPD binding is thought to be the first step in transcription initiation. Some of the TAFs also bind to initiator elements. TBP is also a component of the Type I RNA polymerase and Type III RNA polymerase transcription complexes.

bZIPE	Two sub-TFs. Probably a tetramer consisting of two molecules of each subunit.	bZIPE modulates the helicase and kinase activities of bZIPH and the two factors show species-specific interactions.	May be a target for regulatory transcription factors
bZIPF	Two sub-TFs (yeast has a third non-essential protein associated).

bZIPF binds directly to RNA polymerase II (and was originally isolated as an RNA polymerase II associated protein). bZIPF is necessary for RNA polymerase II to stably associate with the bZIPF- bZIPB-promoter complex. There is a protein interaction between the small sub-FT and bZIPB in vitro and a genetic interaction between the large sub-FT and bZIPB.

Helps recruit Type II RNA polymerase to the initiation complex in collaboration with bZIPB. bZIPF is a component of the yeast holoenzyme and mediator complexes. Promotes transcription elongation, may remain associated with the elongating polymerase.

We presently have not commenced any efforts to market and sell any transcription factors to industry. We have not earned any revenues to date.

Marketing

Two of our directors, have developed many business contacts through their past and current employment in the biotech industry in the US, Canada and China and have developed an intimate understanding of business practices and customs. They intend on actively promoting interest in our transcription factors among their business contacts in the biotech industry. In addition, we intend to promote our transcription factors through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links, to effect maximum exposure and penetration in the textile products marketplace. We also anticipate joining some biotech conference to introduce our transcription factors and services to the biotech institutions.

Strategy

Our goal is for our transcription factor library to become a leading transcription factor library for biotech institutions by low price transcription factors. In order to achieve our goal, we intend to increase the number of biotech institutions using our transcription factors by:

  Attending Biotech Trade Meetings, Promotional Events and Conferences: We intend to attend a number of events attended by biotech institutions in order to further expose our products. These events will include biotech trade meetings and promotional events, which are attended by biotech institutions and related seminars and conferences.

  Developing Direct Marketing Programs to Attract Small to Medium Sized biotech institutions: In addition to marketing through biotech institutions groups and associations, we intend to market directly to smaller biotech institutions. Due to the extreme fragmentation of the biotech industry, we will seek to contact with biotech companies initially on Saskatoon area. Our marketing will include conducting seminars, and the use of online and traditional advertising media such as newspapers and trade publications.

  Promoting our Website Through Internet-Based and Traditional Media Advertising: We intend to use Internet-based and traditional media to promote our website directly to biotech institutions. We believe that by increasing our consumer base we will attract additional biotech institutions to use our TF library as a source for leads to biotech products improvement.

We intend to develop a network of qualified representatives who will use our TF library as a source for leads to biotech products improvement. Initially, we hope to include at least one professional in each special trade area. We will build our network through a direct marketing program and through word of mouth. To assure that our customers receive high quality products, we will implement a follow up program to seek feedback from all biotech institutions purchasing our TFs.

Our anticipated costs to implement the strategy for the next 12 months are estimated as follows:

a. travel - $4,000.00

b. marketing - $5,500.00

c. research and development - $25,000.00

d. production - $4,000.00

We intend to obtain funds to cover these costs by private placement or shareholder's loans. We anticipate that the Company will start to receive revenues by sale or license of transcription factors to biotech companies before the end of February 2006, as we have already had a few transcription factors developed and will further develop more transcription factors in the next 12 months. We have started to talk with a few biotech companies seeking their interest in our products.

Gene Recognition Technology

We are currently using basic molecular biology techniques to clone and identify bZIP TFs from various organisms, including yeast, plant, and mammalian, and then characterize their function.

These basic molecular biology techniques, such as DNA and RNA extraction; Polymerase Chain Reaction (PCR), a method to make many copies of DNA; DNA hybridization and transfection; enzymatic assay; etc., are commonly used in biology research area and open to public. There is no license requirement for apply these techniques in our research.

We plan to develop a class of transcription factors called basic-leucine zipper transcription factors, or basis-leucine zipper transcription factors. Basis-leucine zipper transcription factors have two distinct domains: a basis-leucine zipper DNA recognition domain, consisting a basic DNA binding region and an adjacent leucine zipper dimerization region, which directs the transcription factor to the proper chromosomal location by recognizing a specific DNA sequence and a functional domain that regulates the activation or repression of the target gene. This two-domain structure of our engineered basis-leucine zipper transcription factors is modeled on the structure of naturally occurring transcription factors in virtually all higher organisms.

Consistent with this two-domain structure, we take a modular approach to the design of basis-leucine zipper transcription factors, each of which includes a DNA recognition domain and a functional domain. The recognition domain is composed of one or more basis-leucine zippers. Each basis-leucine zipper recognizes and binds to a particular DNA region. Multiple basis-leucine zipper can be linked together to recognize longer stretches of DNA thereby increasing their specificity. By modifying those portions of a basis-leucine zipper that interact with DNA, we believe we can create new basis-leucine zippers capable of recognizing DNA sequences in virtually any gene whose sequence is known.

The basis-leucine zipper DNA recognition domain is coupled to a functional domain, which causes the basis-leucine zipper transcription factor to control or regulate the gene in a desired manner. For instance, an activation domain can cause a target gene to be turned on. Alternatively, a repression domain can cause the gene to be turned off.

Similarly, a detection domain could be used to identify or detect the target DNA sequence in a DNA diagnostic test. It is also possible to link the basis-leucine zipper transcription factor with a molecular switch that permits a target gene to be temporarily activated or repressed. This conditional regulation of a gene allows the effects of gene expression to be controlled in a reversible fashion.

In order to regulate a target gene, the basis-leucine zipper transcription factor must be delivered to a target cell. We are evaluating this and other available delivery technologies for pharmaceutical discovery and other applications.

Our Planned Research and Development Activities

We plan to take the following research and development activities as part of our plan of operations:

  we plan to generate further the bZIP TFs and test their DNA target binding affinity and specificity;

  we plan to assemble TF libraries for the usage in pharmaceutical target discovery;

  we plan to test the ability of engineered bZIP transcription factors in detecting single-base changes in clinically interesting gene targets; and

  we plan to generate bZIP transcription factors for the regulation of target genes in multiple organism

The following is our plan for the next 12 months: to develop more TFs, test and assure their functions and assemble a library:

Activity	Purpose
Analysis of expression patterns of known transcription factors genes, to assist phenotypic characterization

This action will result in the preparation of a transcription factor gene array, and the generation and analysis of transgenic organism, and the in situ RNA hybridisation analysis transcription factor genes.

Further generate the bZIPs from different organism through the identification of mutations at a large number of transcription factor loci, to analyse the phenotypic effects of these mutations and test their DNA target binding affinity and specificity.

Develop computational methods for predicting the interaction of bZIP transcription factors and their target genes, investigate the function of TFs in different cell or tissue.

Ectopic expression of selected bZIP transcription factor genes in mammalian or plant organisms, to gain insights into transcription factors function, their potential to manipulate important traits, their functional conservation, and their target genes.

We will prepare to develop 100 transcription factor constructs, which will be used to transform mammalian and crop plants.
Analysis of interactions between transcription factors using a novel iterative two-hybrid screen

This action involves the preparation of a normalised (80% representation) full-size transcription factor ORF two-hybrid library in bait and prey vectors, and the analysis of all possible transcription factors combinations.

Implementation of a bioinformatics infrastructure and the development of "in silico" tools.

We will implant a Web accessible database with navigation tools adequate to the data generated by the consortium, and will also develop algorithms for the analysis of the expression data and for the study of interactions between transcription factors.

Assemble bZIP libraries for the usage in pharmaceutical target discovery.	Transcription factors represent valuable targets for therapeutic interference. The possibility of using transcription factors to regulate the angiogenic therapies is also being actively investigated.
Exam the ability of transcription factors to regulate mammalian genes in vivo, evaluate the promise and limitations of this approach in basic science and clinical settings

Our future operations will be focused on continuing research, development and assembly for our transcription factor library. In this regard, we intend to:

  Assemble transcription factor and to sell and license these to companies engaged broadly in pharmaceutical discovery, human therapeutics, DNA diagnostics, plant agriculture and industrial biotechnology;

  Apply transcription factors to the identification and validation of drug targets;

  Identify transcription factors that can help determine gene function, and regulate those genes

  Develop transcription factors as human therapeutics for the direct regulation of disease-related genes.

Multiple Usages of transcription factors

We believe that the unique features of basis-leucine zipper transcription factors will result in important technical advantages, as compared to alternative technologies like gene transplant, when applied to pharmaceutical discovery, human therapeutics, plant agriculture and industrial biotechnology:

  basis-leucine zipper transcription factors normally and naturally regulate gene expression in the cells of virtually all higher organisms;

  basis-leucine zipper transcription factors can be designed to recognize unique DNA sequences resulting in the ability to recognize a single gene within the entire genome;

  basis-leucine zipper transcription factors can activate or repress target genes, enhancing their versatility;

  basis-leucine zipper transcription factors can be used to regulate gene expression in multiple organisms including humans, animals, plants, microbes and viruses basis-leucine zipper transcription factors can themselves be "turned on" and "turned off" with molecular switches, allowing conditional and reversible regulation of a target gene.

We believe that the technical advantages of our basis-leucine zipper transcription factors will create leverage across multiple applications, products, markets as discussed below:

1) Pharmaceutical Discovery Research

  DISCOVERY OF NEW GENES AND TARGETS. Basis-leucine zipper transcription factors can be used to change patterns of gene expression in cells, to stimulate clinically interesting changes in these cells, and to determine the genes associated with these changes;

  VALIDATION OF GENE TARGETS. Basis-leucine zipper transcription factors can be used to target specific genes which is critical to researchers trying to confirm the function and validity of gene targets for drug development;

  TRANSGENIC ANIMAL MODELS. The conditional expression of basis-leucine zipper transcription factors permits the reversible expression of a target gene, a desirable feature in animal models;

  ASSAY DEVELOPMENT. The coordinate regulation of multiple gene targets may be an effective approach to the engineering of proprietary cell lines for the screening and selection of pharmaceutical product candidates from large chemical libraries;

  SINGLE NUCLEOTIDE POLYMORPHISMS DETECTION. The single-base specificity of basis-leucine zipper permits the detection of single nucleotide polymorphisms, which are single base pair differences in the DNA of different individuals, and the study of their relationship to disease and drug response, also known as pharmacogenomics.

2) Human Therapeutics

  HUMAN THERAPEUTICS. Regulation of disease-related genes may provide targeted basis-leucine zipper-Therapeutics for the potential treatment of a broad spectrum of diseases;

  MANUFACTURING OF PROTEIN PHARMACEUTICALS. We believe basis-leucine zipper-engineered human cell lines can be used for production of commercially relevant protein pharmaceuticals;

3) DNA Diagnostics

  SINGLE NUCLEOTIDE POLYMORPHISMS DETECTION. The single-base specificity of basis-leucine zipper permits the detection of single nucleotide polymorphisms , which we believe are likely to become increasingly important in clinical diagnosis to determine an individual's susceptibility to disease or probable response to drug therapy;

  AUTOMATION. Unlike conventional DNA detection technologies, basis-leucine zipper recognize double-stranded genomic DNA, which may permit a proprietary and automated approach to the development of DNA diagnostic assays.

4) Agricultural and Industrial Biotechnology

  AGRICULTURAL BIOTECHNOLOGY. Basis-leucine zipper transcription factors can be used to regulate gene expression in plants, potentially leading to applications in agricultural genomics, agrochemical discovery and the development of new crops with enhanced nutritional properties and enhanced pathogen resistance;

  INDUSTRIAL BIOTECHNOLOGY. Basis-leucine zipper transcription factors may be used to regulate gene expression in yeast, other microbial production organisms and plants which may permit the expanded use of engineered organisms for the manufacture of industrial chemicals.

Research and Development

To date, Dr. Chen has engineered several of basis-leucine zipper transcription factors and have tested their ability to bind to their target sequences and to function in cell-based models. In similar models, we have also found the ability of basis-leucine zipper transcription factors to regulate a limited number of commercially important genes.

We intend to develop our transcription factor library for application in pharmaceutical discovery, human therapeutics, DNA diagnostics, and agricultural and industrial biotechnology. To make TFs broadly used in these industries, and to fund internal research and development activities, we intend to pursue collaborations with selected pharmaceutical and biotechnology companies.

As at June 30, 2005 we have not spent any money on research and development, because this work has been provided by Dr. Chen free of charge. Our projected research and development expenses will be approximately $25,000 in 2005, $30,000 in 2006 and $40,000 in 2007. Currently, we have two employees dedicated to research and development. Because of the specialized nature of the core technology, our two employees have Ph.D. and Master degrees. We believe that new and timely development of products and technologies are important to our competitive position in the market and intend to continue to invest in research and development activities.

Competition

The biotechnology and gene regulation industry is characterized by intense competition. Our competitors include major pharmaceutical, medical products, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities. There can be no assurance that developments by others will not render our products obsolete or noncompetitive, that we will be able to keep pace with new product developments or that our product will be able to supplant established products and methodologies in the therapeutic areas that are targeted by us. The foregoing factors could have a material adverse affect on our business, financial condition and results of operations.

Our competition will be determined in part by the potential indications for which our product is developed. In addition, the first product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we, or our potential corporate partners, can develop products, complete the plant or animal trials and supply the products to the market are expected to be important competitive factors. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, develop and implement production and marketing plans, obtain and maintain patent protection and secure adequate capital resources. We expect our products to compete primarily on the basis of product efficacy, safety, patient convenience, reliability and value. At present we are not aware if any other companies are involved in developing transcription factor libraries.

The technologies we are currently using for transcription factor development are commonly used in biology research area and open to the public (see "Gene Recognition Technology"). There are no patents, trademarks and/or copyrights protection for these technologies and we are not aware of anyone having any proprietary rights to these technologies. We believe that the transcription factors developed by us should be protected. In order to protect our products we plan to apply for patent protection and/or copyright protection in US, China and other jurisdictions, and will require purchasers of our products to enter into non-disclosure agreements with us.

Employees

Our President Ms. Zhiying Zhao, and our Vice President Dr. Han Xiang Chen, are the only employees of the company. They handle all of the responsibilities in the area of corporate administration, business development and research.

Government Regulations and Supervision

We are subject to the laws and regulations of those jurisdictions in which we plan to sell or license our transcript factors that are generally applicable to operation of business, such as business license requirements, income taxes and payroll taxes. In general, sale or license or transcripts factors in US, Canada and China are not subject to special regulatory and/or supervisory requirements in those jurisdictions.

Item 2. Description of Property

Our executive and head offices are located at 75 - 103 Cumberland Avenue, Saskatoon, Saskatchewan, Canada S7N 1V6. The offices are provided to us at no charge by Ms. Zhiying Zhao and are located in her residence. This operating facility functions as our main business administration facility. Dr. Chen conducts the majority of our research at Hebei Agriculture University. The University provides Dr. Chen with the use of these facilities free of charge. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings

The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market For Common Equity And Related Stockholders Matters

Currently there is no established public trading market for our common stock. We do not have any common stock subject to outstanding options or warrants to purchase and there are no securities outstanding that are convertible into our common stock. None of our issued and outstanding common stock can be sold pursuant to Rule 144 at this time. We have registered 1,662,500 shares of our common stock under the Securities Act for sale by the selling securities holders (a Form SB-2 with filing number 333-120936 was effective on February 17, 2005). There are current 28 holders of record of our common stock.

We have not declared any dividend on our common stock since the inception of our company on January 23, 2004. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standarized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

Since we have only recently completed construction of our website for construction contractor referral services and have only generated limited revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended June 30, 2005. Our accumulated deficit is $64,342 as of June 30, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - January 23, 2004 (date of inception) to June 30, 2005

From the date of our incorporation on January 23, 2004 to June 30, 2005, we had not generated any revenue. Our operating activities during this period consist primarily of doing research and development of transcription factors to form a library.

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

  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. The amount incurred by our company during the period from January 23, 2004 to June 30, 2003 was $1,878; and

Other operating expenses incurred by our company during the period from January 23, 2004 to June 30, 2004 was $3,193.

From June 30, 2004 to June 30, 2005

For the period from June 30, 2003 to June 30, 2005, we did not generate any revenue. Our operating activities during this period consisted primarily of conducting research of Transcription Factors

Total operating expenses for the period from June 30, 2004 to June 30, 2005 were $55,751. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from June 30, 2003 to June 30, 2005 were $48,922. Bank charges and other office charges for the period from June 30, 2003 to June 30, 2005 were $115.

Other operating expenses, including registration, filing and webdesign for the period from June 30, 2004 to June 30, 2005 were $6714.

PLAN OF OPERATION

To date, Dr. Chen has engineered several bZIP transcription factors and has tested their ability to bind to their target sequences and to function in cell-based models. In similar models, Dr. Chen has also found the ability of bZIP transcription factors to regulate a limited number of commercially important genes.

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

We have incurred operating losses since inception, and this is likely to continue into the year ended June 30, 2006. The directors have provided loans of $10,568 as of June 30, 2005. Management projects that we may require an additional $39,000to $59,000 to fund our ongoing operating expenditures, working capital requirements for the year ending June 30, 2006, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2006
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

As at June 30, 2005 we have not spent any money on research and development because Dr. Chen has provided this work free of charge. Our projected research and development expenses will be approximately $25,000 in 2005, $30,000 in 2006 and $40,000 in 2007. Currently, we have two employees dedicated to research and development. Because of the specialized nature of the core technology, our two employees have Ph.D. and Master degrees. We believe that new and timely development of products and technologies are important to our competitive position in the market and intend to continue to invest in research and development activities.

Personnel

As of June 30, 2005, our employees include our president and Vice President. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, these individuals provide us with capital raising services. We have no other employees. For the year ending June 30, 2006, we do not plan to raise our total number of permanent employees.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.

THE MEDICAL EXCHANGE INC.

REPORT AND FINANCIAL STATEMENTS

June 30, 2005

(Stated in US Dollars)

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of The Exchange Act.

Officers and Directors

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhao Zhiying	President, Secretary, Treasurer and Director	30	January 23, 2004
Chen Han Xiang	Vice President and Director	63	January 26, 2004

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Zhiying Zhao, President, Secretary, Treasurer and Director

Ms. Zhiying Zhao serves as our President, Secretary, Treasurer and as one of our directors. From 1998 to 2000, Ms. Zhao was a visiting scholar of University of Georgia and Ohio State University. From 2000 to 2003, Ms. Zhao served as senior researcher in the University of Toronto and National Research Council of Canada. She holds an MSc. from the University of Toronto.

Ms. Zhao Zhiying spends approximately 20 hours per week providing services to our company, which represents approximately 30% of her working hours.

Chen Han Xiang, Vice President and Director

Han Xiang Chen, Ph.D. serves as Vice President, Research and as one of our directors. Dr. Chen served as a pharmaceutical researcher focusing on gene regulating drugs in Hebei Agriculture University, China, where he was part of the team that established cell-based, high throughput screening of small molecule modulators of specific transcription factors. He leads research efforts in the development of mammalian cell-based assays for gene transcription and the automation of these assays for selection of therapeutic targets and compounds. Dr. Chen holds a Ph.D. from Hebei Agriculture University, China, where he continues to conduct research for us.

Dr. Chen Han Xiang currently spends approximately 40 hours per week providing services to our company, which represents approximately 100% of his working hours.

Conflicts of Interest

We believe that none of our officers or directors will be subject to conflicts of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

The Medical Exchange Inc.
1332-8th Street
Saskatoon, Saskatchewan S7N 0S9
Canada

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up junior mining company and have not yet generated or realized any revenues from our business operations. We are seeking, however, to have a financial expert in our Audit Committee.

Item 10. Executive Compensation

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 since incorporated on January 23, 2004 to the fiscal year ended June 30, 2005.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen-sation
Zhiying Zhao Treasurer & Director	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Han Xiang Chen Vice President & Director	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the period ended June 30, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our Board of Directors or a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Meadows Springs other than services ordinarily required of a director. Other than indicated in this report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Change in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may results in a change in our control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of August 17, 2005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zhiying Zhao 110 Gymnasium Place Saskatoon, Saskatchewan Canada S7N 0W9	300,000	14.2%
Han Xiang Chen 48 Weiku Building Longton Road, Beijing	150,000	7.1%
Maria Martins 11250 Bonson Rd. Pitt Meadows, BC V3Y 2V3	150,000	7.1%
Directors and Officers (as a group)	450,000	21.3%

(1) Based on 2,112,500 shares outstanding as of August 17, 2005.

Item 12.  Certain Relationships and Related Transactions

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13. Exhibits

Exhibits
Exhibit No.	Document Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

*  Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated December 1, 2004.

Item 14  Principal Accountant Fees and Services

(1) Audit Fee.

The aggregate fees billed by our accountant, Amisano Hanson, for professional services rendered for the audit of our financial statement filed as part of our Form SB-2 filing and for review of our interim financial statements filed as part of our Form SB-2 filings for the period ended June 30, 2004 and year ended June 30, 2005, are $1,800 and $12,809 respectively.

(2) Audit-Related Fees.

There have been no audit-related fees billed by our accountants in each of the last two fiscal years of our Company.

(3) Tax Fees.

There have been no tax fees billed by our accountants in each of the last two fiscal years of our Company.

(4) All Other Fees.

There have been no other fees billed by our accountants in each of the last two fiscal years of our Company.

(5) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6) Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17 day of August, 2005.
THE MEDICAL EXCHANGE INC. (Registrant) BY: /s/ Zhiying Zhao Zihiying Zhao President, Secretary, Treasurer & Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Zhiying Zhao Zhiying Zhao President, Secretary, Treasurer & Director August 18, 2005
/s/ Chen Han Xiang Chen Han Xiang Vice President & Director August 18, 2005

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Zhiying Zhao, the President, Secretary, Treasurer and Director of The Medical Exchange Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of The Medical Exchange Inc.;

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

Date: August 18, 2005
By:	/s/ Zhiying Zhao Zhiying Zhao President, Secretary, Treasurer& Director

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Chen Han Xiang, the Vice President and Director of The Medical Exchange Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of The Medical Exchange Inc.;

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

Date: August 18, 2005
By:	/s/ Chen Han Xiang Chen Han Xiang Vice President and Director

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Zhiying Zhao, President, Secretary, Treasurer and Director of The Medical Exchange Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended June 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of The Medical Exchange Inc.
By:	/s/ Zhiying Zhao Zhiying Zhao President, Secretary, Treasurer & Director

A signed original of this written statement required by Section 906 has been provided to The Medical Exchange Inc. and will be retained by The Medical Exchange Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Chen Han Xiang, Vice President and Director of The Medical Exchange Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended June 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of The Medical Exchange Inc.
By:	/s/ Chen Han Xiang Chen Han Xiang Vice President & Director

A signed original of this written statement required by Section 906 has been provided to The Medical Exchange Inc. and will be retained by The Medical Exchange Inc. and furnished to the Securities and Exchange Commission or its staff upon request.