Form 10KSB/A
period 2005-06-30
Medical Exchange Inc.
filed 2005-08-19
CIK 1301367

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2006 Estimated average burden hours per response.... 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

AMENDMENT #1

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

We have incurred operating losses since inception, and this is likely to continue into the year ended June 30, 2006. The directors have provided loans of $10,568 as of June 30, 2005. Management projects that we may require an additional $39,000to $59,000 to fund our ongoing operating expenditures, working capital requirements for the year ending June 30, 2006, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2006
Operating expenditures
Marketing	$ 4,000 - $ 7,000
General and Administrative	$ 6,000 - $12,000
Research and Development costs	$20,000 - $25,000
Working capital	$ 9,000 - $15,000
Total	$39,000 - $59,000

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

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

June 30, 2005 and 2004

(Stated in US Dollars)
A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
The Medical Exchange Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of The Medical Exchange Inc. (A Development Stage Company) as of June 30, 2005 and 2004 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended June 30, 2005 and the periods January 23, 2004 (Date of Incorporation) to June 30, 2004 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of The Medical Exchange Inc. as of June 30, 2005 and 2004 and the results of its operations and its cash flows for the year ended June 30, 2005 and the periods from January 23, 2004 (Date of Incorporation) to June 30, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"AMISANO HANSON"
August 3, 2005	Chartered Accountants

750 West Pender Street, Suite 604 Telephone: 604-689-0188
Vancouver Canada Facsimile: 604-689-9773

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

BALANCE SHEETS

June 30, 2005 and 2004

(Stated in US Dollars)

ASSETS		2005	2004

Current
Cash and cash equivalents		$ 1,263	$ 38,253

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 12,787	$ 1,800
Due to related party - Note 3		10,568	1,250

		23,355	3,050

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 4
Authorized:
25,000,000	common shares, par value $0.001 per share
Issued and outstanding:
2,112,500	common shares (2004: 2,112,500)	2,113	2,113
Additional paid-in capital		40,137	40,137
Accumulated other comprehensive loss		(198)	(154)
Deficit accumulated during the development stage		(64,144)	(6,893)

		(22,092)	35,203

		$ 1,263	$ 38,253

Nature and Continuance of Operations - Note 1

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

for the year ended June 30, 2005 and

for the periods from January 23, 2004 (Date of Incorporation) to June 30, 2004 and 2005

(Stated in US Dollars)

		January 23,	January 23,
		2004 (Date of	2004 (Date of
	Year ended	Incorporation)	Incorporation)
	June 30,	to June 30,	to June 30,
	2005	2004	2005

Expenses
Accounting and audit fees	$ 14,371	$ 1,800	$ 16,171
Bank charges and interest	115	22	137
Legal fees	34,551	1,878	36,429
Registration and filing fees	6,281	698	6,979
Website design and maintenance	433	2,495	2,928

Net loss for the period before other item	(55,751)	(6,893)	(62,644)

Other item
Write-off of advance receivable	(1,500)	-	(1,500)

Net loss for the period	(57,251)	(6,893)	(64,144)

Other comprehensive loss
Foreign currency translation adjustment	(44)	(154)	(198)

Comprehensive loss for the period	$ (57,295)	$ (7,047)	$ (64,342)

Basic and diluted loss per share	$ (0.03)	$ (0.00)

Weighted average number of shares outstanding	2,112,500	1,927,656

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from January 23, 2004 (Date of Incorporation) to June 30, 2005

(Stated in US Dollars)

					Deficit
					Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total
Capital stock issued for cash
- at $0.02	2,112,500	$ 2,113	$ 40,137	$ -	$ -	$ 42,250
Net loss for the period	-	-	-	-	(6,893)	(6,893)
Other comprehensive loss	-	-	-	(154)	-	(154)

Balance, June 30, 2004	2,112,500	2,113	40,137	(154)	(6,893)	35,203

Net loss for the period	-	-	-	-	(57,251)	(57,251)
Other comprehensive loss	-	-	-	(44)	-	(44)

Balance, June 30, 2005	2,112,500	$ 2,113	$ 40,137	$ (198)	$ (64,144)	$ (22,092)

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

for the year ended June 30, 2005 and

for the period from January 23, 2004 (Date of Incorporation) to June 30, 2004 and 2005

(Stated in US Dollars)
		January 23,	January 23,
		2004 (Date of	2004 (Date of
	Year ended	Incorporation)	Incorporation)
	June 30,	to June 30,	to June 30,
	2005	2004	2005

Cash Flows from Operating Activities
Net loss for the period	$ (57,251)	$ (6,893)	$ (64,144)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable and accrued liabilities	10,987	1,800	12,787

Net cash used in operating activities	(46,264)	(5,093)	(51,357)

Cash Flows from Financing Activities
Issuance of common shares	-	42,250	42,250
Increase in due to related party	9,318	1,250	10,568

Net cash provided by financing activities	9,318	43,500	52,818

Effect of foreign currency translation on cash	(44)	(154)	(198)

Increase (decrease) in cash during the period	(36,990)	38,253	1,263

Cash, beginning of period	38,253	-	-

Cash and cash equivalents, end of period	$ 1,263	38,253	$ 1,263

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Cash and cash equivalents consist of:
Cash	$ 1,263	$ 32,253	$ 1,263
Term deposits	-	6,000	-

	$ 1,263	$ 38,253	$ 1,263

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2005 and 2004

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

a) Organization

The Company was incorporated in the State of Nevada, United States of America on January 23, 2004.

b) Development Stage Activities

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company is engaged in the research and commercialisation of an exclusive gene recognition technology to develop transcription factors for the regulation of gene expression.

c) Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As of June 30, 2005, the Company has a working capital deficiency of $22,092, has not yet achieved profitable operations and has accumulated a deficit of $64,342 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company has obtained financing by loans from its shareholders; however, there is no guarantee that additional funds from its shareholders will be received in the future. The Company may also solicit loans from other non-affiliated individuals; however, there is no assurance that such loans can be negotiated or that such financing will be available on terms favourable to the Company. The Company may also obtain additional financing by the sale of its common stock; however, there can be no assurance that such additional financing will be available.

Note 2 Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a) Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

b) Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

c) Income Taxes

The Company has adopted the SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109, requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

d) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

e) Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Due to related party also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2 Significant Accounting Policies - (cont'd)

f) Foreign Currency Translation

The Company's functional currency is Canadian dollars as substantially all of the Company's operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS No. 52.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of difference exchange rates from period to period are included in the Comprehensive Loss account in Stockholders' Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

    Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments that are readily convertible to cash and have maturities of three months or less when purchased.

h) Website Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of the benefit. Costs of operating a web site are expensed as incurred.

i) New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Due to Related Party

The amounts due to related party consist of advances from a director of the Company and are unsecured, non-interest bearing and have no specific terms for repayment.

Note 4 Capital Stock

On February 6, 2004, the Company issued 2,112,500 shares of common stock at $0.02 per share for $42,250. Included in this amount is 450,000 shares issued to directors of the Company.

Note 5 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

Note 5 Deferred Tax Assets (con't)

	2005	2004
Deferred Tax Assets
Non-capital loss carryforward	$ 9,965	$ 1,057
Valuation allowance for deferred tax asset	(9,965)	(1,057)
	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At June 30, 2005, the Company has accumulated non-capital losses totaling $64,144, which is available to reduce taxable income in future taxation years. These losses expire beginning in the year ended June 30, 2024.

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