Form 10QSB
period 2005-09-30
Medical Exchange Inc.
filed 2005-11-14
CIK 1301367

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2005

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

Yes [X ] No [X].

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).

Yes [X ] No [ ].

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

Outstanding as of November 10, 2005: 2,112,500 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended September 30, 2005.

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Stated in US Dollars)

(Unaudited)

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)
	September 30 2005	June 30 2005

ASSETS

Current
Cash and cash equivalents	$ -	$ 1,263

Total assets	$ -	$ 1,263

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness	$ 6	$ -
Accounts payable and accrued liabilities	10,020	12,787
Due to related parties (Note 3)	18,052	10,568

Total current liabilities	28,078	23,355

Stockholders' equity
Common stock
Authorized:
25,000,000 common shares, par value $0.01 per share
Issued and outstanding:
2,112,500 common shares, (June 30, 2005: 2,112,500)	2,113	2,113
Additional paid-in capital	40,137	40,137
Accumulated other comprehensive loss	(207)	(198)
Deficit accumulated during the development stage	(70,121)	(64,144)

Total stockholders' equity	(28,078)	(22,092)

Total liabilities and stockholders' equity	$ -	$ 1,263

See accompanying notes

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three month period ended September 30, 2005	Three month period ended September 30, 2004	January 23, 2004 (Date of Incorporation) to September 30, 2005

ADMINISTRATION EXPENSES
Accounting and audit fees (Note 3)	$ 500	$ 1,663	$ 16,671
Bank charges and interest	57	51	194
Legal fees	4,220	14,468	40,649
Registration and filing fees	1,200	-	8,179
Website costs	-	-	2,928

Net loss for the period before other item	$ (5,977)	$ (16,182)	$ (68,621)

OTHER ITEM
Write-off of advance receivable	-	-	(1,500)

Net loss for the period	(5,977)	(16,182)	(70,121)

Other comprehensive loss
Foreign currency translation adjustment	(9)	-	(207)

Comprehensive loss	$ (5,986)	$ (16,182)	$ (70,328)

Basic and diluted loss per share	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding shares outstanding	2,112,500	2,112,500

See accompanying notes

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	Three month period ended September 30, 2005	Three month period ended September 30, 2004	January 23, 2004 (Date of Incorporation) to September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (5,977)	$ (16,182)	$ (70,121)
Adjustments to reconcile net loss to net cash used by operating activities
Accounts payable and accrued liabilities	(2,767)	3,035	10,020

Net cash used in operating activities	(8,744)	(13,147)	(60,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	42,250
Increase in due to related party	7,484	-	18,052
Bank indebtedness	6	-	6

Net cash provided by financing activities	7,490	-	60,308

Effect of foreign exchange on cash	(9)	-	(207)

Decrease in cash during the period	(1,263)	(13,147)	-

Cash, beginning of period	1,263	38,253	-

Cash, end of period	$ -	$ 25,106	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -		$ -
Income taxes	$ -		$ -

See accompanying notes

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

For the period from January 23, 2004 (Date of Incorporation) to September 30, 2005

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Deficit Accumulated During the
	Number	Amount			Development Stage	Total

Balance, January 23, 2004 (date of inception)	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.02 per share, February 2004	2,112,500	2,113	40,137	-	-	(42,250)

Other comprehensive loss	-	-	-	(154)	-	(154)

Net loss for the period	-	-	-	-	(6,893)	(6,893)

Balance, June 30, 2004	2,112,500	2,113	40,137	(154)	(6,893)	35,203

Other comprehensive loss	-	-	-	(44)	-	(44)

Net loss for the period	-	-	-	-	(57,251)	(57,251)

Balance, June 30, 2005	2,112,500	2,113	40,137	(198)	(64,144)	(22,092)

Other comprehensive loss	-	-	-	(9)	-	(9)

Net loss for the period	-	-	-	-	(5,977)	(5,977)

Balance, September 30, 2005	2,112,500	$ 2,113	$ 40,137	$ (207)	$ (70,121)	$ (28,078)

See accompanying notes

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Stated in US Dollars)

(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company are unaudited, include all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's June 30, 2005 financial statements.

Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

2. CONTINUANCE OF OPERATIONS

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2005, the Company had a working capital deficiency of $28,078, has yet to achieve profitable operations and has accumulated losses of $70,121 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

3. DUE TO RELATED PARTIES

The amount due to related parties consists of advances from directors of the Company and are unsecured, non-interest bearing and have no specific terms repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have been recently engaging in the research, development and assembly of a transcription factor library and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended June 30, 2005. Our accumulated deficit is $70,121 as of September 30, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

  Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. The amount incurred and accrued by our company during the period from January 23, 2004 to June 30, 2004 was $1,800;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from January 23, 2004 to June 30, 2004 was $22;

  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. The amount incurred by our company during the period from January 23, 2004 to June 30, 2003 was $1,878; and

Other operating expenses incurred by our company during the period from January 23, 2004 to June 30, 2004 were $3,193, which primarily consists of the expenses incurred for research and development.

From June 30, 2004 to June 30, 2005

For the period from June 30, 2004 to June 30, 2005, we generated no revenue. Our financial statements are prepared in accordance with US generally accepted accounting principles. Our operating activities during this period consisted primarily of doing research and development of transcription factors to form a library.

Total operating expenses for the period from June 30, 2004 to June 30, 2005 were $55,751. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from June 30, 2004 to June 30, 2005 were $48,922. Bank charges and other office charges for the period from June 30, 2004 to June 30, 2005 were $115.

From June 30, 2005 to September 30, 2005

For the period from June 30, 2005 to September 30, 2005 we generated no revenue. Our operating activities during this period consisted primarily of doing research and development of transcription factors to form a library.

Total operating expenses for the period from June 30, 2005 to September 30, 2005 were $5,977. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from June 30, 2005 to September 30, 2005 were $4,720. Bank charges and other office charges for the period from June 30, 2005 to September 30, 2005 were $57.

PLAN OF OPERATION

To date, Dr. Chen has engineered several bZIP transcription factors and has tested their ability to bind to their target sequences and to function in cell-based models. In similar models, Dr. Chen has also found the ability of bZIP transcription factors to regulate a limited number of commercially important genes.

We intend to develop our transcription factor library for application in pharmaceutical discovery, human therapeutics, DNA diagnostics, and agricultural and industrial biotechnology. To make our transcription factor broadly used in life science industries and to fund internal research and development activities, we will continue to pursue collaborations with selected pharmaceutical and biotechnology companies. As a result, our plan of operation requires us to:

  further generate the bZIP transcription factors and test their DNA target binding affinity and specificity;

  assemble bZIP TF libraries for usage in pharmaceutical target discovery;

  test the ability of engineered bZIP transcription factors in detecting single-base changes in clinically interesting gene targets;

  generate bZIP transcription factors for the regulation of target genes in multiple organisms.

Furthermore, in our management's opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

  Audit fees, which consist primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fees for the next twelve months will be approximately $12,000;

  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $120;

  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $12,000; and

  Other operating expenses, which consist primarily of expenses incurred for marketing. We estimate that our other operating expenses for the next twelve months will be approximately $20,000.

Liquidity and Capital Resources

Presently, we do not have any revenue. Further, our cash and working capital is not sufficient to enable us to carry out our operations for the next 12 months without additional financing. There is no assurance that we will obtain any additional financing. We project that we will require additional funding to expand our current research efforts.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the successful development of our transcription factor library, and finally, maintaining a break-even or profitable level of operations.

We have incurred operating losses since inception. The directors are ready to provide a loan of up to $40,000 before seeking other financial resources. As of September 30, 2005 they have provided loans to the company in the amount of $18,052, which are unsecured, non-interest bearing and have no specific terms for repayment. Management projects that we may require an additional $39,000 to $59,000 to fund our ongoing operating expenditures and working capital requirements for the year ending December 31, 2005, can be broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending September 30, 2006
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

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Research and Development

To date, Dr. Chen has engineered several basis-leucine zipper transcription factors and has tested their ability to bind to their target sequences and to function in cell-based models. In similar models, we have also found the ability of basis-leucine zipper transcription factors to regulate a limited number of commercially important genes.

We intend to develop our transcription factor library for application in pharmaceutical discovery, human therapeutics, DNA diagnostics, and agricultural and industrial biotechnology. To make transcription factors broadly used in these industries, and to fund internal research and development activities, we intend to pursue collaborations with selected pharmaceutical and biotechnology companies.

As at September 30, 2005 we have not spent any money on research and development because the work has been provided by Dr. Chen free of charge. Our projected research and development expenses will be approximately $30,000 in fiscal year 2006 and $40,000 in fiscal year 2007. Currently, we have two employees dedicated to research and development. Because of the specialized nature of the core technology, our two employees have Ph.D. and Master's degrees. We believe that new and timely development of products and technologies are important to our competitive position in the market and intend to continue to invest in research and development activities.

Personnel

As of September 30, 2005, our employees include our president and vice-president. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, these individuals provide us with capital raising services. We have no other employees. For the year ending June 30, 2006, we do not plan to raise our total number of permanent employees.

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of filing this Form 10-QSB, the Company's chief executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls and no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

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

Dated: November 10, 2005

THE MEDICAL EXCHANGE INC.

/s/ Zhiying Zhao
Zhiying Zhao
President, Secretary, Treasurer and a member of the Board of Directors (who also performs as the principal Financial and Executive Officer and Accounting Officer
11/10/2005

/s/ Chen Han Xiang Chen Han Xiang Vice-President and a member of the Board of Directors 11/10/2005

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

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 10, 2005
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

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 10, 2005
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

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND

CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Zhiying Zhao, President, Secretary, Treasurer and Director of The Medical Exchange Inc. (who also performs as the Principal Executive Officer and Princiapl Financial Officer) certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

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