Form 10QSB
period 2005-12-31
Medical Exchange Inc.
filed 2006-02-13
CIK 1301367

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response 182

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number 333-120936

THE MEDICAL EXCHANGE INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

Yes ☒     No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).

Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of January 31, 2006: 2,112,500 common shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended December 31, 2005.

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

(Stated in US Dollars)

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)

INTERIM BALANCE SHEETS

December 31, 2005 and June 30, 2005
(Unaudited)
(Stated in US Dollars)

	December 31,	June 30,
ASSETS	2005	2005

Current
Cash and cash equivalents	$-	$1,263

Total assets	$-	$1,263

LIABILITIES

Current
Bank indebtedness	$25	$-
Accounts payable and accrued liabilities	3,792	12,787
Due to related parties – Note 3	27,657	10,568

Total current liabilities	31,474	23,355

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock
Authorized:
25,000,000 common shares, par value $0.01 per share
Issued and outstanding:
2,112,500 common shares (June 30, 2005: 2,112,500)	2,113	2,113
Additional paid-in capital	40,137	40,137
Accumulated other comprehensive loss	(502)	(198)
Deficit accumulated during the development stage	(73,222)	(64,144)

Total stockholders’ equity	(31,474)	(22,092)

Total liabilities and stockholders’ equity	$-	$1,263

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six month periods ended December 31, 2005 and 2004 and for the period January 23, 2004 (Date of Incorporation) to December 31, 2005
(Unaudited)
(Stated in US Dollars)

					January 23,
					2004 (Date of
	Three months ended		Six months ended		Incorporation) to
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005

Administration expenses
Accounting and audit fees – Note 3	$1,501	$2,943	$2,001	$4,606	$18,172
Bank charges and interest	20	15	77	66	214
Legal fees	1,580	4,225	5,800	18,693	42,229
Registration and filing fees	-	1,362	1,200	1,362	8,179
Website costs	-	-	-	-	2,928

Loss before other item	(3,101)	(8,545)	(9,078)	(24,727)	(71,722)

Other item:
Write-off of advance receivable	-	-	-	-	(1,500)

Net loss for the period	(3,101)	(8,545)	(9,078)	(24,727)	(73,222)

Other comprehensive loss
Foreign currency translation
adjustment	(295)	(18)	(304)	26	(502)

Comprehensive loss	$(3,396)	$(8,563)	$(9,382)	$(24,701)	$(73,724)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding	2,112,500	2,112,500	2,112,500	2,112,500

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
 (A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six month periods ended December 31, 2005 and 2004 and for the period January 23, 2004 (Date of Incorporation) to December 31, 2005
(Unaudited)
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Six months ended		Incorporation) to
	December 31,		December 31,
	2005	2004	2005

Cash Flows from Operating Activities
Net loss for the period	$(9,078)	$(24,727)	$(73,222)
Adjustments to reconcile net loss to net cash used
by operating activities
Accounts payable and accrued liabilities	(8,995)	2,857	3,792

Net cash used in operating activities	(18,073)	(21,870)	(69,430)

Cash flows used in Investing Activity
Increase in advance receivable	-	(1,500)	-

Cash Flows from Financing Activities
Issuance of common shares	-	-	42,250
Increase in due to related party	17,089	-	27,657
Bank indebtedness	25	-	25

Net cash provided by financing activities	17,114	-	69,932

Effect of foreign exchange on cash	(304)	26	(502)

Decrease in cash during the period	(1,263)	(23,344)	-

Cash, beginning of the period	1,263	38,253	-

Cash, end of the period	$-	$14,909	$-

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
 INTERIM STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
for the period from January 23, 2004 (Date of Incorporation) to December 31, 2005
(Unaudited)
(Stated in US Dollars)

					Deficit
				Accumulated	Accumulated
	Common Stock		Additional	Other	During the
	Number of		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Balance, January 23, 2004
(Date of Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at
$0.02 per share, February 2004	2,112,500	2,113	40,137	-	-	(42,250)
Other comprehensive loss	-	-	-	(154)	-	(154)
Net loss for the period	-	-	-	-	(6,893)	(6,893)

Balance, June 30, 2004	2,112,500	2,113	40,137	(154)	(6,893)	35,203
Other comprehensive loss	-	-	-	(44)	-	(44)
Net loss for the period	-	-	-	-	(57,251)	(57,251)

Balance, June 30, 2005	2,112,500	2,113	40,137	(198)	(64,144)	(22,092)
Other comprehensive loss	-	-	-	(304)	-	(304)
Net loss for the period	-	-	-	-	(9,078)	(9,078)

Balance, December 31, 2005	2,112,500	$2,113	$40,137	$(502)	$(73,222)	$(31,474)

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited)
(Stated in US Dollars)

Note 1	Interim Financial Statements

The accompanying interim financial statements of the Company are unaudited, include all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s June 30, 2005 financial statements.

Operating results for the six month period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

Note 2	Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2005, the Company had a working capital deficiency of $31,474, has yet to achieve profitable operations and has accumulated losses of $73,222 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 3	Due to Related parties

The amount due to related parties consists of advances from directors of the Company and are unsecured, non-interest bearing and have no specific terms repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have been recently engaging in the research, development and assembly of a transcription factor library and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended June 30, 2005. Our accumulated deficit is $73,222 as of December 31, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

From January 23, 2004 (date of inception) to June 30, 2004

For the period from January 23, 2004 to June 30, 2004 we we generated no revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into four categories:

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

From June 30, 2004 to June 30, 2005

For the period from June 30, 2004 to June 30, 2005, we generated no revenue Our financial statements are prepared in accordance with US generally accepted accounting principles. Our operating activities during this period consisted primarily of doing research and development of transcription factors to form a library.

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

From September 30, 2005 to December 31, 2005

For the period from September 30, 2005 to December 31, 2005 we generated no revenue. Our operating activities during this period consisted primarily of doing research and development of transcription factors to form a library.

Total operating expenses for the period from September 30, 2005 to December 31, 2005 were $3101. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from September 30, 2005 to December 31, 2005 were $3,081. Bank charges and other office charges for the period from September 30, 2005 to December 31, 2005 were $20.

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

Furthermore, in our management’s opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

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

We have incurred operating losses since inception. The directors are ready to provide a loan of up to $40,000 before seeking other financial resources. As of December 31, 2005 they have provided loans to the company in the amount of $27,657, which are unsecured, non-interest bearing and have no specific terms for repayment. Management projects that we may require an additional $39,000 to $59,000 to fund our ongoing operating expenditures and working capital requirements for the year ending June 30, 2006, can be broken down as follows:

Estimated Funding Required During the Twelve Month Period
Ending June 30, 2006

Operating expenditures
Marketing	$4,000	-	$7,000
General and Administrative	$6,000	-	$12,000
Research and Development	$20,000	-	$25,000
costs
Working capital	$9,000	-	$15,000
Total	$39,000	-	$59,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period ended June 30, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As at December 31, 2005 we have not spent any money on research and development because the work has been provided by Dr. Chen free of charge. Our projected research and development expenses will be approximately $30,000 in fiscal year 2006 and $40,000 in fiscal year 2007. Currently, we have two employees dedicated to research and development. Because of the specialized nature of the core technology, our two employees have Ph.D. and Master’s degrees. We believe that new and timely development of products and technologies are important to our competitive position in the market and intend to continue to invest in research and development activities.

Personnel

As of December 31, 2005, our employees include our president and vice-president. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, these individuals provide us with capital raising services. We have no other employees. For the year ending June 30, 2006, we do not plan to raise our total number of permanent employees.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*	Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated November 5, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2006

THE MEDICAL EXCHANGE INC.

/s/ Zhiying Zhao
Zhiying Zhao
President, Secretary, Treasurer and a member of
the Board of Directors (who also performs as the
principal Financial and Executive Officer and
Accounting Officer
2/10/2006

/s/ Chen Han Xiang
Chen Han Xiang
Vice-President and a member of the Board of
Directors
2/10/2005