Form 10KSB
period 2006-06-30
Medical Exchange Inc.
filed 2006-11-09
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-120936

THE MEDICAL EXCHANGE INC.

(Name of small business Issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	71-0915825 (I.R.S. Employer Identification No.)

17 State Street
New York, New York 10004
(Address of principal executive offices, including zip code)

212-269-4051
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:      None

Securities registered under Section 12(g) of the Exchange Act:      Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ].

The Company's revenues during the year ended June 30, 2006 were $0.

As of October 31, 2006, there were 10,200,000 outstanding shares of the issuer's common stock. The issuer's common stock is quoted on the over-the-counter Bulletin Board. The Company does not believe that its common stock is the subject of an active market. There have been no transactions in the issuer’s common stock during the past 60 days. Accordingly, the market value of the issuer's common stock held by non-affiliates was 0.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [ X]

PART I

Item 1. Description of Business

We were incorporated in the state of Nevada on January 23, 2004. Although we have previously been engaged in the research, develop and assembly of transcription factor library, we currently do not have any significant business operations.

On July 19, 2006, we entered into a Securities Purchase Agreement (the “Agreement”) with IDO Securities Limited, a privately held company organized under the laws of the State of Israel (“IDO”) that is engaged in the homeland security business, and the holders of all of the issued and outstanding share capital of IDO (collectively the “Selling Shareholders”), pursuant to which we agreed to purchase all of the issued and outstanding share capital of IDO and certain specified IDO assets (the “Proposed Transaction”). IDO, based in Israel, develops and sells devices to detect metal and other materials which are incorporated in metal detector gates. IDO currently has one commercialized product called the ‘Magshoe’ which detects metals inside shoes as well as next to or above the ankles. Under the terms of the Proposed Transaction, we will be paying the Selling Shareholders $1,000,000. If the Proposed Transaction closes as contemplated, IDO will become our wholly-owned subsidiary and our current “shell company” status would terminate. Under the terms of the Agreement (until the earlier of the Closing or the termination of the Agreement), we undertook to use commercial efforts to advance $40,000 per month to finance the monthly business operations of IDO.

Item 2. Description of Property

Our offices are located at 17 State Street, New York, NY 1004. The offices are provided to us at no charge. We do not own or lease any other real property.

Item 3. Legal Proceedings

We are not currently engaged in any litigation or other legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market For Common Equity And Related Stockholders Matters

Currently there is no established public trading market for our common stock. There are currently 11 holders of record of our common stock.

We have not declared any dividend on our common stock since the inception of our company on January 23, 2004. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

We do not have any compensation plans under which equity securities are authorized for issuance.

Item 6. Management's Discussion and Analysis or Plan of Operation

Although we have previously been engaged in the research, develop and assembly of transcription factor library, we currently do not have any significant business operations. On July 19, 2006, we entered into the Agreement with IDO, pursuant to which we agreed to purchase all of the issued and outstanding share capital of IDO and certain specified IDO assets. IDO, based in Israel, develops and sells devices to detect metal and other materials which are incorporated in metal detector gates. IDO currently has one commercialized product called the ‘Magshoe’ which detects metals inside shoes as well as next to or above the ankles. Under the terms of the Proposed Transaction, we will be paying the Selling Shareholders $1,000,000. If the Proposed Transaction closes as contemplated, IDO will become our wholly-owned subsidiary and our current “shell company” status would terminate. Under the terms of the Agreement (until the earlier of the Closing or the termination of the Agreement), we undertook to use commercial efforts to advance $40,000 per month to finance the monthly business operations of IDO.

Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended June 30, 2006. Our accumulated deficit is $123,400 as of June 30, 2006.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

From July 1, 2004 to June 30, 2005

For the period from June 30, 2004 to June 30, 2005, we did not generate any revenue. Our operating activities during this period consisted primarily of conducting research of Transcription Factors

Total operating expenses for the period from June 30, 2004 to June 30, 2005 were $55,751. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from June 30, 2004 to June 30, 2005 were $48,922. Bank charges and other office charges for the period from June 30, 2004 to June 30, 2005 were $115. Other operating expenses, including registration, filing and web design, for the period from June 30, 2004 to June 30, 2005 were $6,714.

From July 1, 2005 to June 30, 2006

For the period from July 1, 2005 to June 30, 2006, we did not generate any revenue. Our operating activities during this period consisted primarily of conducting research of Transcription Factors

Total operating expenses for the period from July 1, 2005 to June 20, 2006 were $58,896. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from July 1, 2005 to June 20, 2006 were $48,838. Bank charges and other office charges for the period from July 1, 2005 to June 20, 2006 were $426. Other operating expenses, including registration and filing fees, for the period from July 1, 2005 to June 20, 2006 were $9,632.

PLAN OF OPERATION

Although we have previously been engaged in the research, develop and assembly of transcription factor library, we currently do not have any significant business operations. On July 19, 2006, we entered into the Agreement with IDO, pursuant to which we agreed to purchase all of the issued and outstanding share capital of IDO and certain specified IDO assets. IDO, based in Israel, develops and sells devices to detect metal and other materials which are incorporated in metal detector gates. IDO currently has one commercialized product called the ‘Magshoe’ which detects metals inside shoes as well as next to or above the ankles. Under the terms of the Proposed Transaction, we will be paying the Selling Shareholders $1,000,000. If the Proposed Transaction closes as contemplated, IDO will become our wholly-owned subsidiary and our current “shell company” status would terminate. Under the terms of the Agreement (until the earlier of the Closing or the termination of the Agreement), we undertook to use commercial efforts to advance $40,000 per month to finance the monthly business operations of IDO.

LIQUIDITY AND CAPITAL RESOURCES

Presently, we do not have any revenues. On June 19, 2006, pursuant to share purchase agreements, we issued to 11 institutional and private investors an aggregate of 8,037,500 shares of common stock, par value $0.001 per share (hereinafter the “Common Stock”), for aggregate gross consideration to the Company of $80,375. We intend to use the proceeds from that sale of stock to fund the operation of our business until the closing of the Proposed Transaction. However, our cash and working capital is not sufficient to enable us to carry out our operations for the next 12 months without additional financing. There is no assurance that we will obtain any additional financing.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period ended June 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 7. FINANCIAL STATEMENTS

The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, our principal executive officer and principal accounting officer believe our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in our internal controls, nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.   Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of The Exchange Act.

Set forth below is certain information relating to the members of our Board of Directors and executive officers during the year ended June 30, 2006. These individuals resigned from all positions with us as of June 17, 2006.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhao Zhiying	President, Secretary, Treasurer and Director	31	January 23, 2004
Chen Han Xiang	Vice President and Director	64	January 26, 2004

Business Experience

The following is a brief account of the education and business experience of each these persons during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Zhiying Zhao, President, Secretary, Treasurer and Director

From 1998 to 2000, Ms. Zhao was a visiting scholar of University of Georgia and Ohio State University. From 2000 to 2003, Ms. Zhao served as senior researcher in the University of Toronto and National Research Council of Canada. She holds an MSc. from the University of Toronto.

Chen Han Xiang, Vice President and Director

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

Dr. Chen Han Xiang currently spends approximately 40 hours per week providing services to our company, which represents approximately 100% of his working hours .

Ms. Zhao resigned form the Board on June 29, 2006. Dr. Chen resigned from the Board in July 2006.

Officers and Directors --- Effective July 2006

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Irit Reiner	Director	47	July 9, 2006
Michael Goldberg	Director and Acting Chief Executive Officer	56	July 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Irit Reiner has approximately 25 years experience in the field of arranging and overseeing the provision of recreational touring services to individuals and groups. From January 2002 to March 2006, Ms. Reiner devoted the majority of her time to completing the requisite coursework and obtaining an MBA in business administration from the Jerusalem School of Business Administration at the Hebrew University in Jerusalem (October 2002 to June 2004) and from September 2004 to March 2006 she was enrolled in a post graduate course at the Israel Management Center. From February 1997 to April 2002 she was affiliated with Diesenhuas Peltours, an Israeli based tour operator with various branch offices throughout Israel, where she oversaw the management and operation of several of their branch offices.

Michael Goldberg serves as Chief Executive Officer of Rx Medical Services Corp., a position he has held from May 1991. RXM was a medical company, which at one time managed and owned small rural hospitals, clinical laboratories and MRI/CT centers and is now inactive. Mr. Goldberg currently also serves as a Director of Kreisler Industries a publicly traded aero-space engineering company and serves on its Audit and Compensation committee. Mr. Goldberg also consults to both private and public companies.

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

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to the address listed on the cover page of this Annual Report on Form 10-KSB.

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our company, at present, does not have any operations. We are seeking, however, to have a financial expert in our Audit Committee.

Item 10. Executive Compensation

Compensation

We have not paid any compensation to its Chief Executive Officer, or to any other executive officer, since its incorporation in January 23, 2004.

Employment Agreements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. There are currently no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

At the closing of the Proposed Transaction, Mr. Gill Stiss (“Stiss”), the current president of IDO and one our stockholders, is to be appointed to our Board of Directors. Stiss will continue to serve as a director of IDO post closing. In addition, at closing, IDO, as our wholly-owned subsidiary, and Stiss will enter into an employment agreement pursuant to which Stiss is to be retained as IDO’s Chief Technology Officer. The initial term of the employment agreement is to be three years which will be automatically renewable for successive two year terms unless IDO or Stiss indicate in writing, upon 120 days prior to the scheduled termination of the initial term or any renewal term, that such party does not intend to renew the agreement. The gross monthly salary which Stiss shall be entitled to under the employment agreement, including all fringe benefits (insurance, cell phone, car lease), will be NIS 60,000 (approximately $13,333). Under the terms of the employment agreement, Stiss will be entitled to spend up to 10% of his working time working for another company he currently owns. The employment agreement may be terminated by Stiss for any reason on 90 days written notice or for Good Reason (as defined in the employment agreement) or by IDO for Just Cause (as defined in the employment agreement) or for any other reason. In the event of a termination by Stiss for Good Reason or by IDO for any reason other than Just Cause, IDO is to pay Stiss an amount equal to Stiss’ salary then payable from the date of such termination to the end of the term. Termination of Stiss’ employment for cause shall automatically be deemed as Stiss’ resignation from the Board of Directors of IDO and the Company.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the period ended June 30, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our Board of Directors or a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. Other than indicated in this report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of October 30, 2006, with respect to the ownership of Common Stock by of more than five percent of any class of the Company's voting securities. None of our directors or officers owned any shares of our Common Stock as of such date.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Mr. Gil Stiss 41/13 Nahal Lachish St., Ashdod, Israel 77707	1,700,000	(1)	16.75%
Rolfe Investment Ltd. Chamerstrasse 12cPOB 4436 Zug. Switzerland 6304	916,667		9.03%
Mr. Zeev Bronfeld 6 Uri Street Tel Aviv, Israel	916,667		9.03%
EDA Capital Corporation 1685 - 54th Street, Brooklyn NY 11204	916,667		9.03%
ACC Holdings Ltd. Pasea Estate, Road Town, Tortola, British Virgin Island	916,667		9.03%
Pentium Management Ltd. 12 Parnes Str, Apt 10 Har Nof, Jerusalem Israel	916,666		9.03%
Zegal & Ross Capital LLC 20 Robert Pitt Drive, Suite 214 Monsey, New York 10952	916,666		9.03%
Ms. Adi Levy 7 Sapir St., Gedera, Israel 70700	900,000	(2)	8.87%
Melton Management LimitedP.O. Box 3161 Road Town, Tortola, British Virgin Islands	847,000		8.34%
Mr. Yoav Hirsch POB 4056 Caesarea, Israel 38900	750,000	(2)	7.40%

(1)
The stockholder holds an irrevocable proxy from the holders of an additional 1,950,000 shares of Common Stock to vote their shares on all matters submitted to stockholders. The selling stockholder disclaims any beneficial interest in the shares to which he holds a proxy.

(2)	The stockholder gave an irrevocable proxy to the stockholder referred to in footnote (1) to vote its shares on all matters submitted to stockholders.

Item 12.  Certain Relationships and Related Transactions

Other than the Proposed Transaction, the details of which are provided above and incorporated herein by reference, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

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

Item 14  Principal Accountant Fees and Services

(1) Audit Fee (including review of interim financial statements).

Audit Fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in the Annual Report on Form 10-KSB and the review of the interim financial statements included in the Quarterly Reports on Form 10-QSB, and for the services that are normally provided in connection with regulatory filings or engagements. The aggregate fees billed by our accountant, Amisano Hanson, for professional services rendered for the audit of our financial statements included in the Annual Report on Form 10-KSB and the review of the interim financial statements included in the Quarterly Reports on Form 10-QSB for the year ended June 30, 2005 and the year ended June 30, 2006 were $12,809 (which amount is comprised of $7,138 in respect of the year-end audit and $5,167 for review of interim financial statements) and $10,021 (which amount is comprised of 4,710 in respect of the year-end audit and $5,311 in respect of the review of interim financial statements), respectively.

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

(6) Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of November, 2006.

THE MEDICAL EXCHANGE INC. (Registrant) BY: /s/ Michael Goldberg Michael Goldberg Acting CEO (principal executive officer and principal accounting and financial officer)

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Goldberg Michael Goldberg principal executive officer, principal accounting officer and director November 9, 2006

/s/ Irit Reiner Irit Reiner Director November 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
The Medical Exchange Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of The Medical Exchange Inc. (A Development Stage Company) as of June 30, 2006 and 2005 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 2006 and 2005 and the period January 23, 2004 (Date of Inception) to June 30, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of The Medical Exchange Inc. as of June 30, 2006 and 2005 and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005 and the period from January 23, 2004 (Date of Inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
October 12, 2006	Chartered Accountants

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
BALANCE SHEETS
June 30, 2006 and 2005
(Stated in US Dollars)

ASSETS	2006	2005

Current
Cash	$9,422	$1,263

Deferred acquisition costs	9,000	-

	$18,422	$1,263

LIABILITIES

Current
Accounts payable and accrued liabilities	$19,466	$12,787
Loan payable - Note 4	4,396	-
Due to related party - Note 3	-	10,568

	23,862	23,355

STOCKHOLDERS’ DEFICIENCY
Capital stock - Note 5
Authorized:
25,000,000 common shares, par value $0.001 per share
Issued and outstanding:
10,150,000 common shares (2005: 2,112,500)	10,150	2,113
Additional paid-in capital	144,281	40,137
Share subscriptions receivable	(36,500)	-
Accumulated other comprehensive loss	(331)	(198)
Deficit accumulated during the development stage	(123,040)	(64,144)

	(5,440)	(22,092)

	$18,422	$1,263

Nature and Continuance of Operations - Note 1
Commitment and Subsequent Events - Notes 5 and 7

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the years ended June 30, 2006 and 2005, and
for the period from January 23, 2004 (Date of Inception) to June 30, 2006
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Years ended		Inception) to
	June 30,		June 30,
	2006	2005	2006

Expenses
Accounting and audit fees	$13,972	$14,371	$30,143
Bank charges and interest	426	115	563
Legal fees	34,866	34,551	71,295
Registration and filing fees	9,632	6,281	16,611
Website design and maintenance	-	433	2,928

Net loss for the period before other item	(58,896)	(55,751)	(121,540)

Other item
Write-off of advance receivable	-	(1,500)	(1,500)

Net loss for the period	(58,896)	(57,251)	(123,040)

Other comprehensive loss
Foreign currency translation adjustment	(133)	(44)	(331)

Comprehensive loss for the period	$(59,029)	$(57,295)	$(123,371)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average number of shares outstanding	2,685,034	2,112,500

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from January 23, 2004 (Date of Inception) to June 30, 2006
(Stated in US Dollars)

						Deficit
				Accumulated		Accumulated
	Common Stock		Additional	Other	Common	During the
	Number of		Paid-in	Comprehensive	Stock	Development
	Shares	Amount	Capital	Loss	Subscriptions	Stage	Total

Balance, January 23, 2004 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash - at $0.02 per share	2,112,500	2,113	40,137	-	-	-	(42,250)
Foreign currency translation adjustment	-	-	-	(154)	-	-	(154)
Net loss for the period	-	-	-	-	-	(6,893)	(6,893)

Balance, June 30, 2004	2,112,500	2,113	40,137	(154)	-	(6,893)	35,203
Foreign currency translation adjustment	-	-	-	(44)	-	-	(44)
Net loss for the year	-	-	-	-	-	(57,251)	(57,251)

Balance, June 30, 2005	2,112,500	2,113	40,137	(198)	-	(64,144)	(22,092)
Common stock issued for cash - at $0.01 per share	8,037,500	8,037	72,338	-	-	-	80,375
Common stock subscriptions	-	-	-	-	(36,500)	-	(36,500)
Director’s forgiveness of debt	-	-	31,806	-	-	-	31,806
Foreign currency translation adjustment	-	-	-	(133)	-	-	(133)
Net loss for the year	-	-	-	-	-	(58,896)	(58,896)

Balance, June 30, 2006	10,150,000	$10,150	$144,281	$(331)	$(36,500)	$(123,040)	$(5,440)

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended June 30, 2006 and 2005 and
for the period from January 23, 2004 (Date of Inception) to June 30, 2006
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Years ended		Inception) to
	June 30,		June 30,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$(58,896)	$(57,251)	$(123,040)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable and accrued Liabilities	6,679	10,987	19,466

Net cash used in operating activities	(52,217)	(46,264)	(103,574)

Cash Flows from Investing Activity
Deferred acquisition costs	(9,000)	-	(9,000)

Net cash used in investing activity	(9,000)	-	(9,000)

Cash Flows from Financing Activities
Issuance of common shares	80,375	-	122,625
Share subscriptions receivable	(36,500)	-	(36,500)
Loan payable	4,396	-	4,396
Increase in due to related party	21,238	9,318	31,806

Net cash provided by financing activities	69,509	9,318	122,327

Effect of foreign currency translation on cash	(133)	(44)	(331)

Increase (decrease) in cash during the period	8,159	(36,990)	9,422

Cash, beginning of period	1,263	38,253	-

Cash, end of period	$9,422	$1,263	$9,422

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006 and 2005
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

a)	Organization

The Medical Exchange, Inc. (the “Company”) was incorporated in the State of Nevada, United States of America on January 23, 2004.

b)	Development Stage Activities

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. Subsequent to June 30, 2006, the Company entered into an agreement to purchase a private company based in Israel that is engaged in the homeland security field and which develops and sells devices to detect metal and other materials which are incorporated in metal detection gates (Refer to Note 7).

c)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $123,040 since its inception, has a working capital deficiency of $14,440 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 2	Significant Accounting Policies - (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

b)	Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

c)	Income Taxes

The Company has adopted the SFAS No. 109 - “Accounting for Income Taxes”. SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

d)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Note 2	Significant Accounting Policies - (cont’d)

e)	Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and loan payable approximate their fair value due to the short-term maturity of such instruments. Due to related party also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

f)	Foreign Currency Translation

The Company’s functional currency is Canadian dollars as substantially all of the Company’s operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS No. 52.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive loss account in stockholders’ equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the statements of operations.

g)	Website Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating a website are expensed as incurred.

h)	Deferred Acquisition Costs

Deferred acquisition costs consist of costs incurred in connection with the proposed security purchase agreement (see Note 7). These costs will be included in the purchase price on the completion of the acquisition or expensed if the acquisition does not complete.

Note 2	Significant Accounting Policies - (cont’d)

i)	New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3	Due to Related Party

The amounts due to related party consist of advances from a director of the Company and are unsecured, non-interest bearing and have no specific terms for repayment. As at June 30, 2006, total advances of $31,806 due to a director of the Company had been forgiven.

Note 4	Loan Payable

At June 30, 2006, the loan payable of $4,396 is unsecured, non-interest bearing and has no specific terms of repayment.

Note 5	Capital Stock

On February 6, 2004, the Company issued 2,112,500 shares of common stock at $0.02 per share for proceeds of $42,250. Included in this amount is 450,000 shares issued to persons who were then directors of the Company.

On June 19, 2006, the Company issued 8,037,500 shares of common stock at $0.01 per share for proceeds of $80,375. As at June 30, 2006, there was subscriptions receivable of $36,500 in respect to the issuance.

Subsequent to June 30, 2006, the Company issued 50,000 shares of common stock at $0.01 per share for proceeds of $500.

Note 6	Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

	2006	2005

Deferred tax assets
Non-capital loss carryforward	$31,236	$11,036
Valuation allowance for deferred tax asset	(31,236)	(11,036)

	$-	$-

Note 6	Deferred Tax Assets - (cont’d)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At June 30, 2006, the Company has accumulated net operating loss totalling $123,040, which is available to reduce taxable income in future taxation years. These losses expire beginning in the year ended June 30, 2024.

Note 7	Subsequent Events - Note 5

On July 19, 2006, the Company and a privately held company organized under the laws of the State of Israel (“IDO”) and the shareholders of IDO (collectively the “Selling Shareholders”) entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company agreed to purchase all of the issued and outstanding share capital of IDO and certain specified IDO assets (the “Proposed Transaction”). IDO, based in Israel, is engaged in the homeland security field and develops and sells devices to detect metal and other materials which are incorporated in metal detector gates. IDO currently has one commercialized product called the ‘Magshoe’ which detects metals inside shoes as well as next to or above the ankles.

Under the terms of the Proposed Transaction, the Company will pay the selling shareholders $1,000,000. If the Proposed Transaction closes as contemplated, IDO will become a wholly-owned subsidiary of the Company.

Under the terms of the Agreement (until the earlier of the closing or the termination of the Agreement), the Company undertook to use commercial efforts to advance $40,000 per month to finance the monthly business operations of IDO. The Company agreed to provide IDO with sufficient funds post closing to repay debts owing by IDO under certain promissory notes, according to the terms of such notes, which principal amount is approximately $760,000. At closing of the proposed transaction, the Company shall enter an employment agreement for a term of three years, renewable in successive two year terms, at New Israeli Shekels (NIS) 60,000 per month (approximately USD$13,400 per month).