Form 10QSB
period 2006-09-30
Medical Exchange Inc.
filed 2006-11-14
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2006; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number 333-120936

THE MEDICAL EXCHANGE INC.
(Name of small business Issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	71-0915825 (I.R.S. Employer Identification No.)

17 State Street
New York, New York 10004
(Address of principal executive offices, including zip code)

212-269-4051
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|   No|_|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).  Yes |X|  No |__|.

As of November 13, 2006, there were 10,200,000 shares of the registrant's common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
September 30, 2006 and June 30, 2006
(Unaudited)
(Stated in US Dollars)

ASSETS	September 30, 2006	June 30, 2006

Current
Cash	$387	$9,422

Deferred acquisition costs	9,000	9,000

	$9,387	$18,422

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,731	$19,466
Loan payable	4,396	4,396

	18,127	23,862

STOCKHOLDERS’ DEFICIENCY

Capital stock - Note 4
Authorized:
25,000,000 common shares, par value $0.001 per share
Issued and outstanding:
10,200,000 common shares (June 30, 2006: 10,150,000)	10,200	10,150
Additional paid-in capital	144,731	144,281
Share subscriptions receivable	(37,000)	(36,500)
Accumulated other comprehensive loss	(331)	(331)
Deficit accumulated during the development stage	(126,340)	(123,040)

	(8,740)	(5,440)

	$9,387	$18,422

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three month periods ended September 30, 2006 and 2005, and for the period from January 23, 2004 (Date of Inception) to September 30, 2006
(Unaudited)
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Three months ended		Inception) to
	September 30,		September 30,
	2006	2005	2006

Expenses
Accounting and audit fees	$3,300	$500	$33,443
Bank charges and interest	-	57	563
Legal fees	-	4,220	71,295
Registration and filing fees	-	1,200	16,611
Website design and maintenance	-	-	2,928

Net loss for the period before other item	(3,300)	(5,977)	(124,840)

Other item
Write-off of advance receivable	-	-	(1,500)

Net loss for the period	(3,300)	(5,977)	(126,340)

Other comprehensive loss
Foreign currency translation adjustment	-	(9)	(331)

Comprehensive loss for the period	$(3,300)	$(5,986)	$(126,671)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	10,200,000	2,112,500

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from January 23, 2004 (Date of Inception) to September 30, 2006
(Unaudited)
(Stated in US Dollars)

						Deficit
				Accumulated		Accumulated
	Common Stock		Additional	Other	Common	During the
	Number of		Paid-in	Comprehensive	Stock	Development
	Shares	Amount	Capital	Loss	Subscriptions	Stage	Total

Balance, January 23, 2004 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash - at $0.02 per share	2,112,500	2,113	40,137	-	-	-	42,250
Foreign currency translation adjustment	-	-	-	(154)	-	-	(154)
Net loss for the period	-	-	-	-	-	(6,893)	(6,893)

Balance, June 30, 2004	2,112,500	2,113	40,137	(154)	-	(6,893)	35,203
Foreign currency translation adjustment	-	-	-	(44)	-	-	(44)
Net loss for the year	-	-	-	-	-	(57,251)	(57,251)

Balance, June 30, 2005	2,112,500	2,113	40,137	(198)	-	(64,144)	(22,092)
Common stock issued for cash - at $0.01 per share	8,037,500	8,037	72,338	-	-	-	80,375
Common stock subscriptions	-	-	-	-	(36,500)	-	(36,500)
Director’s forgiveness of debt	-	-	31,806	-	-	-	31,806
Foreign currency translation adjustment	-	-	-	(133)	-	-	(133)
Net loss for the year	-	-	-	-	-	(58,896)	(58,896)

Balance, June 30, 2006	10,150,000	10,150	144,281	(331)	(36,500)	(123,040)	(5,440)

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from January 23, 2004 (Date of Inception) to September 30, 2006
(Unaudited)
(Stated in US Dollars)

						Deficit
				Accumulated		Accumulated
	Common Stock		Additional	Other	Common	During the
	Number of		Paid-in	Comprehensive	Stock	Development
	Shares	Amount	Capital	Loss	Subscriptions	Stage	Total

Balance, June 30, 2006	10,150,000	10,150	144,281	(331)	(36,500)	(123,040)	(5,440)
Common stock issued for cash - at $0.02 per share	50,000	50	450	-	(500)	-	-
Net loss for the period	-	-	-	-	-	(3,300)	(3,300)

Balance, September 30, 2006	10,200,000	$10,200	$144,731	$(331)	$(37,000)	$(126,340)	$(8,740)

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three month periods ended September 30, 2006 and 2005, and for the period from January 23, 2004 (Date of Inception) to September 30, 2006
(Unaudited)
(Stated in US Dollars)

			January 23,
			2004 (Date of
	Three months ended		Inception) to
	September 30,		September 30,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$(3,300)	$(5,977)	$(126,340)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable and accrued liabilities	(5,735)	(2,767)	13,731

Net cash used in operating activities	(9,035)	(8,744)	(112,609)

Cash Flows from Investing Activity
Deferred acquisition costs	-	-	(9,000)

Net cash used in investing activity	-	-	(9,000)

Cash Flows from Financing Activities
Bank indebtedness	-	6	-
Issuance of common shares	500	-	123,125
Share subscriptions receivable	(500)	-	(37,000)
Loan payable	-	-	4,396
Increase in due to related party	-	7,484	31,806

Net cash provided by financing activities	-	7,490	122,327

Effect of foreign currency translation on cash	-	(9)	(331)

Increase (decrease) in cash during the period	(9,035)	(1,263)	387

Cash, beginning of period	9,422	1,263	-

Cash, end of period	$387	$-	$387

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
(Stated in US Dollars)

Note 1                Interim Financial Statements

The accompanying interim financial statements of the Company are unaudited, include all adjustments which are, in the opinion of management necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s June 30, 2006 financial statements.

Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

Note 2                Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $126,340 since its inception, has a working capital deficiency of $17,740  and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3        Business Acquisition

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

Under the terms of the Proposed Transaction, the Company will pay the selling shareholders $1,000,000. If the Proposed Transaction closes as contemplated, IDO will become a wholly-owned subsidiary of the Company. The Company is currently negotiating the terms of debt financing to for loans to finance the acquisition.

Under the terms of the Agreement (until the earlier of the closing or the termination of the Agreement), the Company undertook to use commercial efforts to advance $40,000 per month to finance the monthly business operations of IDO. The Company agreed to provide IDO with sufficient funds post closing to repay debts owing by IDO under certain promissory notes, according to the terms of such notes, which principal amount is approximately $760,000. At closing of the proposed transaction, the Company shall enter an employment agreement for a term of three years, renewable in successive two year terms, at NISNIS 60,000 per month (approximately USD$13,400 per month).

Note 4                Share Capital

Pursuant to a director’s resolution dated July 1, 2006, the Company issued 50,000 shares of common stock at $0.01 per share for proceeds of $500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Medical Exchange Inc. was incorporated in the state of Nevada on January 23, 2004. Although we have previously been engaged in the research, develop and assembly of transcription factor library, we currently do not have any significant business operations. On July 19, 2006, we entered into a Securities Purchase Agreement (the “Agreement”) with IDO Securities Limited, a privately held company organized under the laws of the State of Israel (“IDO”) that is engaged in the homeland security business, and the holders of all of the issued and outstanding share capital of IDO (collectively the “Selling Shareholders”), pursuant to which we agreed to purchase all of the issued and outstanding share capital of IDO and certain specified IDO assets (the “Proposed Transaction”). IDO, based in Israel, develops and sells devices to detect metal and other materials which are incorporated in metal detector gates. IDO currently has one commercialized product called the ‘Magshoe’ which detects metals inside shoes as well as next to or above the ankles. Under the terms of the Proposed Transaction, we will be paying the Selling Shareholders $1,000,000. If the Proposed Transaction closes as contemplated, IDO will become our wholly-owned subsidiary and our current “shell company” status would terminate. Under the terms of the Agreement (until the earlier of the Closing or the termination of the Agreement), we undertook to use commercial efforts to advance $40,000 per month to finance the monthly business operations of IDO.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

From July 1, 2006 to September 30, 2006

For the period from July 1, 2006 to September 30, 2006, we did not generate any revenue. We had no operating activities during this period.

Total operating expenses for the period from July 1, 2006 to September 30, 2006 were $3,300, all of which were comprised of professional fees paid to our independent auditors.

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

LIQUIDITY AND CAPITAL RESOURCES

Presently, we do not have any revenues. On July 1, 2006, pursuant to share purchase agreements, we issued to an institutional investor 50,000 shares of common stock, par value $0.001 per share (hereinafter the “Common Stock”), for aggregate gross consideration to the Company of $500. We intend to use the proceeds from that sale of stock to fund the operation of our business until the closing of the Proposed Transaction. However, our cash and working capital is not sufficient to enable us to carry out our operations for the next 12 months without additional financing. There is no assurance that we will obtain any additional financing.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-QSB, our acting Chief Executive Officer (who is our principal executive officer and principal accounting officer) believes our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in our internal controls, nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2006 without registration under the Securities Act.

1. In July 2006, we issued to an institutional investor 50,000 shares of our common stock for consideration of $500.

All of the securities issued in the transaction described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in the transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in the above transaction. We believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access to information about us. The transaction described above did not involve general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

31	Certification of Acting Chief Executive Officer
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.

DATE: NOVEMBER 14, 2006	THE MEDICAL EXCHANGE INC. /s/ MICHAEL GOLDBERG MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)