Form 10-KT
period 2006-12-31
Medical Exchange Inc.
filed 2007-02-23
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

[ X ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from July 1, 2006 to December 31, 2006

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ X ] No [  ].

The Company's revenues for the transitional period from July 1, 2006 to December 31, 2006 were $0.

As of February 22, 2007, there were 10,200,000 outstanding shares of the issuer's common stock. The issuer's common stock is quoted on the over-the-counter Bulletin Board. The Company does not believe that its common stock is the subject of an active market. There have been no transactions in the issuer’s common stock during the past 60 days. Accordingly, the market value of the issuer's common stock held by non-affiliates was $0.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [ X ]

PART I

Item 1. Description of Business

The Medical Exchange Inc. was incorporated in the state of Nevada on January 23, 2004. Although we have previously been engaged in the research, develop and assembly of transcription factor library, we currently do not have any significant business operations.

On December 29, 2006, our Board of Directors determined to change our fiscal year end from June 30 to December 31, effective immediately. Accordingly, we are reporting a transition period from July 1, 2006 through December 31, 2006 (the “Transitional Period”). We changed our fiscal year to correspond to the fiscal year currently used by IDO (defined below).

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

Our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the Transitional Period. Our accumulated deficit was $183,510 as of December 31, 2006.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

From July 1, 2006 to December 31, 2006

For the transition period from July 1, 2006 to December 31, 2006, we did not generate any revenue. During this period we did not conduct any significant business operations.

Total operating expenses for the transition period from July 1, 2006 to December 31, 2006 were $60,470. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the transition period from July 1, 2006 to December 31, 2006 were $55,377. Bank charges and other office charges for the period from July 1, 2006 to December 31, 2006 were $1,014. Other operating expenses for the transition period from July 1, 2006 to December 31, 2006 were $4,079.

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

LIQUIDITY AND CAPITAL RESOURCES

Presently, we do not have any revenues. On June 19, 2006, pursuant to share purchase agreements, we issued to 11 institutional and private investors an aggregate of 8,037,500 shares of common stock, par value $0.001 per share (hereinafter the “Common Stock”), for aggregate gross consideration to us of $80,375. On October 16, 2006, we issued to an investor an additional 50,000 shares of our Common Stock for aggregate gross consideration to us of $500 We intend to continue using the proceeds from that sale of stock to fund the operation of our business until the closing of the Proposed Transaction. However, our cash and working capital is not sufficient to enable us to carry out our operations for the next 12 months without additional financing. There is no assurance that we will obtain any additional financing.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the transition period from July 1, 2006 to December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Item 7. Financial Statements

The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Transition Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Based on the most recent evaluation, which was completed within 90 days of filing of this Transition Report on Form 10-KSB, our principal executive officer and principal accounting officer believe our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in our internal controls, nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.   Other Information

None.
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of The Exchange Act.

Set forth below is certain information relating to the members of our Board of Directors and executive officers during the transition period from July 1, 2006 to December 31, 2006.

Name	Position Held with the Company	Age
Irit Reiner	Director	47
Michael Goldberg	Director and Acting Chief Executive Officer	56

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

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to the address listed on the cover page of this Transition Report on Form 10-KSB.

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

Item 10. Executive Compensation

Compensation

We have not paid any compensation to our acting Chief Executive Officer, or to any other executive officer or director, during the transition period from July 1, 2006 to December 31, 2006.

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

At the closing of the Proposed Transaction, Mr. Gill Stiss (“Stiss”), the current president of IDO and one our stockholders, is to be appointed to our Board of Directors. Stiss will continue to serve as a director of IDO post closing. In addition, at closing, IDO, as our wholly-owned subsidiary, and Stiss will enter into an employment agreement pursuant to which Stiss is to be retained as IDO’s Chief Technology Officer. The initial term of the employment agreement is to be three years which will be automatically renewable for successive two year terms unless IDO or Stiss indicate in writing, upon 120 days prior to the scheduled termination of the initial term or any renewal term, that such party does not intend to renew the agreement. The gross monthly salary which Stiss shall be entitled to under the employment agreement, including all fringe benefits (insurance, cell phone, car lease), will be NIS 60,000 (approximately $13,400). Under the terms of the employment agreement, Stiss will be entitled to spend up to 10% of his working time working for another company he currently owns. The employment agreement may be terminated by Stiss for any reason on 90 days written notice or for Good Reason (as defined in the employment agreement) or by IDO for Just Cause (as defined in the employment agreement) or for any other reason. In the event of a termination by Stiss for Good Reason or by IDO for any reason other than Just Cause, IDO is to pay Stiss an amount equal to Stiss’ salary then payable from the date of such termination to the end of the term. Termination of Stiss’ employment for cause shall automatically be deemed as Stiss’ resignation from the Board of Directors of IDO and the Company.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director during the transition period from July 1, 2006 to December 31, 2006.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 21, 2007, with respect to the ownership of Common Stock by of more than five percent of any class of the Company's voting securities. None of our directors or officers owned any shares of our Common Stock as of such date.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fee (including review of interim financial statements).

Audit Fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in the Annual and Transition Reports on Form 10-KSB and the review of the interim financial statements included in the Quarterly Reports on Form 10-QSB, and for the services that are normally provided in connection with regulatory filings or engagements.

The aggregate fees billed by our accountant, Amisano Hanson, for professional services rendered for the audit of our financial statements included in the Annual and Transition Reports on Form 10-KSB and the review of the interim financial statements included in the Quarterly Reports on Form 10-QSB for the year ended June 30, 2005, the year ended June 30, 2006, and the Transition Period were $12,809 (which amount is comprised of $7,138 in respect of the year-end audit and $5,167 for review of interim financial statements), $10,021 (which amount is comprised of $4,710 in respect of the year-end audit and $5,311 in respect of the review of interim financial statements) and $6,100 (which amount is comprised of $4,500 in respect of the audit for the full Transition Period and $1,600 in respect of the review of interim financial statements), respectively.

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

(6) Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 2007.

THE MEDICAL EXCHANGE INC. (Registrant) BY: /s/ Michael Goldberg Michael Goldberg Acting CEO (principal executive officer and principal accounting and financial officer)

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Goldberg Michael Goldberg principal executive officer, principal accounting officer and director February 23, 2007

/s/ Irit Reiner Irit Reiner Director February 23, 2007

THE MEDICAL EXCHANGE INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
The Medical Exchange Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of The Medical Exchange Inc. (a Development Stage Company) as of December 31, 2006 and June 30, 2006 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the six months ended December 31, 2006, the year ended June 30, 2006 and the period January 23, 2004 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of The Medical Exchange Inc. as of December 31, 2006 and June 30, 2006 and the results of its operations and its cash flows for the six months ended December 31, 2006, the year ended June 30, 2006 and the period from January 23, 2004 (Date of Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
February 14, 2007	Chartered Accountants

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2006 and June 30, 2006
(Stated in US Dollars)

	December 31,	June 30,
	2006	2006
ASSETS
Current
Cash	$7,484	$9,422

Deferred acquisition costs	55,550	9,000

	$63,034	$18,422

LIABILITIES

Current
Accounts payable and accrued liabilities	$101,548	$19,466
Loan payable - Note 3	26,896	4,396

	128,444	23,862

STOCKHOLDERS’ DEFICIENCY

Capital stock - Note 4
Authorized:
25,000,000 common shares, par value $0.001 per share
Issued and outstanding:
10,200,000 common shares (June 30, 2006: 10,150,000)	10,200	10,150
Additional paid-in capital	144,731	144,281
Share subscriptions receivable	(36,500)	(36,500)
Accumulated other comprehensive loss	(331)	(331)
Deficit accumulated during the development stage	(183,510)	(123,040)

	(65,410)	(5,440)

	$63,034	$18,422

Commitment - Note 5

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the six months ended December 31, 2006, the year ended June 30, 2006 and for the period from January 23, 2004 (Date of Inception) to December 31, 2006
(Stated in US Dollars)

			January 23,
	Six Months	Year	2004 (Date of
	Ended	Ended	Inception) to
	December 31,	June 30,	December 31,
	2006	2006	2006

Expenses
Accounting and audit fees	$9,100	$13,972	$39,243
Bank charges and interest	410	426	973
Legal fees	46,277	34,866	117,572
Office and miscellaneous	604	-	604
Registration and filing fees	4,079	9,632	20,690
Website design and maintenance	-	-	2,928

Loss for the period before other item	(60,470)	(58,896)	(182,010)

Other item
Write-off of advance receivable	-	-	(1,500)

Net loss for the period	(60,470)	(58,896)	(183,510)

Other comprehensive loss
Foreign currency translation adjustment	-	(113)	(331)

Comprehensive loss for the period	$(60,470)	$(59,029)	$(183,841)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	10,200,000	2,685,034

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from January 23, 2004 (Date of Inception) to December 31, 2006
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

.../cont’d

SEE ACCOMPANYING NOTES

Continued
THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from January 23, 2004 (Date of Inception) to December 31, 2006
(Stated in US Dollars)

						Deficit
				Accumulated		Accumulated
	Common Stock		Additional	Other	Common	During the
	Number of		Paid-in	Comprehensive	Stock	Development
	Shares	Amount	Capital	Loss	Subscriptions	Stage	Total

Balance, June 30, 2006	10,150,000	10,150	144,281	(331)	(36,500)	(123,040)	(5,440)
Common stock issued for cash - at $0.01 per share	50,000	50	450	-	-	-	500
Net loss for the period	-	-	-	-	-	(60,470)	(60,470)

Balance, December 31, 2006	10,200,000	$10,200	$144,731	$(331)	$(36,500)	$(183,510)	$(65,410)

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2006, the year ended June 30, 2006, and for the period from January 23, 2004 (Date of Inception) to December 31, 2006
(Stated in US Dollars)

			January 23,
	Six Months	Year	2004 (Date of
	Ended	Ended	Inception) to
	December 31,	June 30,	December 31,
	2006	2006	2006

Cash Flows from Operating Activities
Net loss for the period	$(60,470)	$(58,896)	$(183,510)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable and accrued liabilities	82,082	6,679	101,548

Net cash provided by (used in) operating activities	21,612	(52,217)	(81,962)

Cash Flows from Investing Activity
Deferred acquisition costs	(46,550)	(9,000)	(55,550)

Net cash used in investing activity	(46,550)	(9,000)	(55,550)

Cash Flows from Financing Activities
Issuance of common shares	500	80,375	123,125
Share subscriptions receivable	-	(36,500)	(36,500)
Loan payable	22,500	4,396	26,896
Increase in due to related party	-	21,238	31,806

Net cash provided by financing activities	23,000	69,509	145,327

Effect of foreign currency translation on cash	-	(133)	(331)

Increase (decrease) in cash during the period	(1,938)	8,159	7,484

Cash, beginning of period	9,422	1,263	-

Cash, end of period	$7,484	$9,422	$7,484

SEE ACCOMPANYING NOTES

THE MEDICAL EXCHANGE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and June 30, 2006
(Stated in US Dollars)

Note 1    Nature and Continuance of Operations

a)     Organization

The Medical Exchange Inc. (the “Company”) was incorporated in the State of Nevada, United States of America on January 23, 2004. On December 29, 2006, the Company’s Board of Directors changed the fiscal year-end of the Company from June 30 to December 31. Accordingly, the Company is reporting a six-month transition period from July 1, 2006 through December 31, 2006.

b)     Development Stage Activities

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. During the period ended December 31, 2006, the Company entered into an agreement to purchase a private company based in Israel that is engaged in the homeland security field and which develops and sells devices to detect metal and other materials which are incorporated in metal detection gates (Refer to Note 5).

c)     Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $183,510 since its inception, has a working capital deficiency of $120,960 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The Medical Exchange Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and June 30, 2006
(Stated in US Dollars) - Page 2

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

d)     Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

The Medical Exchange Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and June 30, 2006
(Stated in US Dollars) - Page 3

Note 2    Significant Accounting Policies - (cont’d)

e)     Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Loan payable also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

f)     Foreign Currency Translation

During the six months ended December 31, 2006, the Company’s functional currency is the United States dollar as substantially all of the Company’s operations are in the United States. During the year ended June 30, 2006, the Company’s functional currency was the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS No. 52.

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

h)     Deferred Acquisition Costs

Deferred acquisition costs consist of costs incurred in connection with the proposed business acquisition (refer to Note 5). These costs will be included in the purchase price on the completion of the acquisition or expensed if the acquisition does not complete.

The Medical Exchange Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and June 30, 2006
(Stated in US Dollars) - Page 4

Note 2    Significant Accounting Policies - (cont’d)

i)     New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3    Loan Payable

        The loan payable is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4    Capital Stock

On February 6, 2004, the Company issued 2,112,500 shares of common stock at $0.02 per share for proceeds of $42,250. Included in this amount is 450,000 shares issued to persons who were then directors of the Company.

On June 19, 2006, the Company issued 8,037,500 shares of common stock at $0.01 per share for proceeds of $80,375. As at December 31, 2006 and June 30, 2006, there were subscriptions receivable of $36,500 in respect to the issuance.

On, July 1, 2006, the Company issued 50,000 shares of common stock at $0.01 per share for proceeds of $500.

Note 5    Agreement for Business Acquisition

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

The Medical Exchange Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and June 30, 2006
(Stated in US Dollars) - Page 5

Note 5    Business Acquisition - (cont’d)

The Company agreed to provide IDO with sufficient funds post closing to repay debts owing by IDO under certain promissory notes, according to the terms of such notes, which principal amount is approximately $861,000. At closing of the proposed transaction, the Company shall enter an employment agreement for a term of three years, renewable in successive two year terms, at New Israeli Shekels (NIS) 60,000 per month (approximately USD$13,400 per month).

Note 6    Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

	December 31,	June 30,
	2006	2006

Deferred tax assets
Non-capital loss carryforward	$54,948	$31,236
Valuation allowance for deferred tax asset	(54,948)	(31,236)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At December 31, 2006, the Company has accumulated non-capital losses totaling $183,510, which is available to reduce taxable income in future taxation years. These losses expire beginning in the year ended June 30, 2024.

Note 7    Subsequent Event

On February 14, 2007, the Company received $20,000 in respect to a note payable which is unsecured, bears interest at 8% per annum and is due on August 14, 2007.