Form 10QSB
period 2007-03-31
Medical Exchange Inc.
filed 2007-05-21
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2007; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

THE MEDICAL EXCHANGE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17 State Street
New York, New York 10004
(Address of principal executive offices, including zip code)

646-214-1234
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2007, The Medical Exchange, Inc. had outstanding 10,800,000 shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☒

INDEX PAGE

-i-

FORWARD LOOKING STATEMENTS

The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to product performance; intentions to acquire or develop other technologies; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

-ii-

THE MEDICAL EXCHANGE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Current assets
Cash and cash equivalents	$73,371	$7,484
Inventory	192,529	--
Prepaid expenses and other current assets	14,700	--
Total current assets	280,600	7,484

Property and equipment, net of accumulated depreciation of $27,093 and $0, respectively	18,482	--

Intangible assets, net of amortization of $10,000 and $0, respectively	1,190,000	--

Goodwill	784,857	--

Deferred financing costs, net of amortization of $23,423 and $0, respectively	89,160	--

Deferred acquisition costs	--	55,550

Total assets	$2,363,099	$63,034

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$269,990	$101,548
Secured convertible notes, net of discount of $1,630,130	690,275	--
Loans payable - related party	49,973	26,896
Total current liabilities	1,010,238	128,444

Long term liabilities
Severance pay	165,295	--
Total Liabilities	1,175,533	128,444

Stockholders’ Equity (Deficiency)
Preferred stock $.001 par value per share,
Authorized 20,000,000 shares,
Issued and outstanding 0 shares	--	--
Common stock, $.001 par value per share
Authorized 50,000,000 shares;
Issued and outstanding 10,660,000 shares and 10,200,000 shares, respectively	10,660	10,200
Additional paid-in capital	1,722,478	144,731
Stock subscription receivable	(36,500)	(36,500)
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(508,741)	(183,510)
Total Stockholders’ Equity (Deficiency)	1,187,566	(65,410)
Total Liabilities and Stockholders’ Equity (Deficiency)	$2,363,099	$63,034

See notes to condensed consolidated financial statements

THE MEDICAL EXCHANGE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months
	ended March 31,
	2007	2006
	(unaudited)	(unaudited)

Revenue	$--	$--

Operating expenses:

Research and development	$27,006	$--
Selling, general and administrative	81,995	1,839
Total operating expenses	109,001	1,839
Loss from operations	(109,001)	(1,839)

Other expenses:
Interest expense (including related parties of $11,908 and $0)	32,313	--
Amortization of debt discount	155,705	--
Amortization of beneficial conversion feature	4,789	--
Amortization of deferred finance costs	23,423	--
Net loss	(325,231)	(1,839)

Other comprehensive loss
Foreign currency translation adjustment	--	1
Comprehensive loss	$(325,231)	$(1,838)

Basic and diluted loss per share	$(0.03)	$(0.00)

Weighted average number of
shares outstanding

Basic and diluted	10,274,667	2,112,500

See notes to condensed consolidated financial statements

THE MEDICAL EXCHANGE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months
	ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(325,231)	$(1,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,767	--
Amortization of note discount	155,705	--
Amortization of beneficial conversion feature of convertible debt	4,789	--
Accretion of interest on convertible promissory notes	20,405	--
Increase in net liability for severance pay	14,492	--

Changes in operating assets and liabilities:
Inventory	(110)	--
Prepaid expenses and other current assets	(1,856)	--
Accounts payable and accrued expenses	90,770	1,820

Net cash used in operating activities	(7,269)	(18)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of IDO Security Ltd., net of cash acquired of $19,974	(980,026)	--
Purchases of property and equipment	(1,644)	--

Net cash used in investing activities	(981,670)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured convertible notes	2,300,000	--
Payments of deferred finance costs	(325,000)	--
Proceeds from related party loans	17,882	38
Proceeds from short-term debt	47,738	--
Repayment of short-term debt	(985,794)	(19)

Net cash provided by financing activities	1,054,826	19

Net increase (decrease) in cash	65,887	(1)

Cash at the beginning of period	7,484	1

Cash at the end of period	$73,371	$--

Supplemental disclosures of cash flow information:

Cash paid for interest	$32,313	$--

Non-cash activities:

Issuance of common stock relating to convertible promissory notes	$274,294	$--

See notes to condensed consolidated financial statements

THE MEDICAL EXCHANGE INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - GENERAL

Overview
The Medical Exchange, Inc. ("Med Ex") and IDO Security Ltd. ("IDO Ltd."), its Israeli-based subsidiary (collectively the "Company"), are engaged in the design, development and marketing of devices for the homeland security market that are used in security screening to detect concealed metallic objects through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening and detection market to complement the current detection methods for detecting metallic items during security screenings at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations and venues requiring individual security screening. IDO Ltd. has designed and developed a security screening device containing proprietary technology known as the MagShoe. The MagShoe device creates specific electro-magnetic fields that are capable of detecting the presence of metallic objects inside a person’s footwear, as well as next to or above the ankles, while ignoring metallic objects that are typically part of the footwear. The proprietary software included in the Magshoe provides for the collation and delivery of the screening results to the operator for immediate analysis. The MagShoe device has been designed to be portable and to integrate into and complement current security screening arrays and systems. The MagShoe has been deployed in various venues in several countries.

Med Ex was incorporated in the State of Nevada on January 23, 2004. On July 25, 2006, Med Ex, IDO Ltd. and the holders of all of the issued and outstanding share capital of IDO Ltd. (collectively the “IDO Selling Shareholders”) entered into a Securities Purchase Agreement pursuant to which Med Ex agreed to purchase all of the issued and outstanding share capital of IDO Ltd. (the “Acquisition Transaction”). On March 8, 2007, the Acquisition Transaction was consummated. Following the consummation of the Acquisition Transaction, IDO Ltd. became a wholly-owned subsidiary of Med Ex. Prior to the consummation of the Acquisition Transaction, Med Ex was a “shell company” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Following the Acquisition Transaction, Med Ex adopted the business of IDO Ltd.

All references hereinafter to the “Company” shall mean and refer to, following the Acquisition Transaction, to Med Ex and its consolidated subsidiary IDO Ltd.

On March 9, 2007, the Board of Directors and shareholders of the Company approved amendments (the “Amendments”) to the Company’s Articles of Incorporation to (i) change the corporate name of the Company to “IDO Security Inc.” and (ii) change the capital structure of the Company to (X) increase the number of authorized shares of Common Stock, $0.001 par value per share (the “Common Stock”) from 25 million to 50 million and (Y) create a class of preferred stock (the “Preferred Stock”) with 20 million shares of Preferred Stock authorized for issuance but unissued, with the number of series into which Preferred Stock may be divided, and the designations, powers, preferences and voting and other rights, and the qualifications. To become effective, the Amendments must be filed with the Nevada Secretary of State and designated as effective by the Board of Directors. The Company intends to implement the Amendments as soon as reasonably practicable following the 20th day following the mailing of the Information Statement to its shareholders. Such Information Statement was first mailed on or about May 2, 2007.

In conjunction with the approval of the Amendments, the Company’s Board of Directors approved a three-for-one stock split. The record date for the stock split has not yet been fixed. The stock split will be effected following the effectiveness of the Amendments.

Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Transition Annual Report on Form 10-KT for the six months ended December 31, 2006, as filed with the Securities and Exchange Commission on February 23, 2007 and with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007. Previously, the Company had a June 30 fiscal year. On December 28, 2006, the Company changed its fiscal year to December 31, 2006.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. See Note 3.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies have been identified as critical to the Company’s business operations and the understanding of its results of operations.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of IDO Ltd., the Company's wholly-owned subsidiary. All significant inter-company transactions have been eliminated.

Use of Estimates
These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates we use to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Functional Currency
The majority of Company’s sales are in United States dollars or in United States dollar linked currencies. In addition, the majority of the Company’s investing and financing activities are in United States dollars. Accordingly, the Company has determined the United States dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured in United States dollars in accordance with Statement of Financial Accounting Standard No. 52 “Foreign Currency Translation” (“SFAS No. 52”). All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

Revenue Recognition
Revenue is recognized upon the sale of product upon shipment to the customer, subject to the following criteria: persuasive evidence of an arrangement exists, the selling price is fixed and determinable and no significant obligations remain to the Company and collection of the related receivable is reasonable assured. When the above stated revenue recognition criteria are not met, the Company records deferred revenue.

Cash
The Company maintains cash in a bank account which may, at times, exceed federally insured limits. The Company has not experienced any loss on these accounts.

Inventories
Inventories, consisting of completed devices, devices partially completed and components are valued at the lower of cost determined by the moving-average basis or market. The value of the inventories is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Accounts Receivable
Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Property and Equipment
Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Deferred Financing Costs
Deferred financing costs are being amortized over the respective lives of the convertible promissory notes.

Goodwill
Goodwill consists of the excess of cost over net assets acquired of IDO Ltd. on March 8, 2007. Management of the Company will evaluate the carrying value of goodwill annually or whenever a possible impairment is indicated.

Intangible Assets
The Company’s long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At March 31, 2007, Company believes that all of its long-lived assets are recoverable.

Intangible assets consist of a patent that was purchased in connection with the Acquisition Transaction. The patent is being amortized using the straight line method over its estimated useful life of ten years. Amortization expense for the three months ended March 31, 2007 amounted to $10,000. Amortization expense is expected to be as follows: 2007 - $100,000, 2008 through 2011 - $120,000 per year and thereafter - $620,000.

Research and Development
Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

Marketing and Advertising
Marketing and advertising costs are expensed as incurred.

Severance pay
The Company’s subsidiary liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof (on a pro-rata basis). Such liability in Israel is fully provided by monthly deposits in accordance with insurance policies and by an accrual. The deposited funds include profits accumulated through March 31, 2007. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

Income Taxes
Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carryforwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realizability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Earning (loss) per share
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	March 31
	2007	2006
Warrants	2,484,000	---
Convertible notes	496,800	---

Recently issued accounting pronouncements
In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for- profit organizations. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAF No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect this guidance to have a material impact on the financial statements.

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted, would have a material affect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

At March 31, 2007, the Company had not achieved profitable operations, has accumulated losses of $508,741 (since its inception), has a working capital deficiency of $729,638 and expects to incur further losses in the development of its business. These conditions cast substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There can be no assurance the Company will be able to generate profitable operations and additional funding being available.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company's operating results.

The Company’s current cash resources are not sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise.

NOTE 4 - ACQUISITION

On July 25, 2006, Med Ex, IDO Ltd. and the IDO Selling Shareholders entered into a Securities Purchase Agreement (the “Aquisition Transaction”) pursuant to which Med Ex agreed to purchase all of the issued and outstanding share capital of IDO Ltd. On March 8, 2007, the Acquisition Transaction was completed for total consideration of $1,000,000. Acquisition costs of $55,550 were incurred by Med Ex to complete the transaction. Following the consummation of the transaction, IDO Ltd. became a wholly-owned subsidiary of Med Ex and Med Ex adopted the business of IDO Ltd.

The Acquisition Transaction was accounted for as a purchase. The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed.

Cash	$19,974
Inventories	192,419
Other current assets	12,844
Patents	1,200,000
Property and equipment	15,078
Goodwill	786,961
Accounts payable and accrued expenses	(77,672)
Amounts due from related parties	(943,251)
Accrued severance pay	(150,803)
$1,055,550

Prior to the Acquisition Transaction, IDO Ltd. received loans for working capital purposes from third parties, including stockholders of Med Ex. At the date of the Acquisition Transaction, IDO Ltd. owed these parties the aggregate amount of $959,361. In connection with the Acquisition Transaction, these third parties assigned their rights to the loans to Med Ex. As such, the loan balances were offset against goodwill.

In addition, prior to the Acquisition Transaction, IDO Ltd. received working capital loans from certain non-management related stockholders of Med Ex.  Following the consummation of the Acquisition Transaction, the outstanding principal amount and accrued interest were repaid from the proceeds of the private placement of Company's securities referred to in Note 5.

The following table presents unaudited pro forma revenue, net loss and loss per share giving effect to the Acquisition Transaction as if it had been completed at the beginning of each period presented:

	Three months Ended March 31,
	2007	2006
Revenue	$19,985	$8,050
Net loss	$(754,834)	$(696,332)
Net loss per share, basic and diluted	$(0.07)	$(0.33)

NOTE 5 - PRIVATE PLACEMENT OF DEBT SECURITIES

On February 28, 2007 and March 29, 2007, the Company raised gross proceeds of $1,050,000 and $1,150,000, respectively, from the private placement of its 120 day Secured Convertible Notes (the “Notes”). The Notes were issued pursuant to a Subscription Agreement, dated February 28, 2007 (the "Subscription Agreement”), between the Company and certain investors ("Investors") pursuant to which the Company was able to raise up to $3 million from the placement of its promissory notes. In connection with the issuance of the Notes, the Company issued warrants (the “Investor Warrants”) to purchase up to 2,484,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a per share exercise price of $5.00. The warrants are exercisable through the fifth anniversary of the effective date of a resale registration statement relating to the Common Stock underlying the securities sold. Under the terms of the Subscription Agreement, the Investors also received 460,000 restricted shares (the “Incentive Shares”) of the Company’s Common Stock.

Pursuant to the Subscription Agreement, the Company issued Notes to the Investors in the aggregate principal amount of $2,484,000, which reflects an original issue discount on the principal amount of the loan of 8% with respect to the 120 day loan period and an effective annual interest rate of 23%. The Notes have a term of 120 days and are convertible into shares of the Company’s Common Stock at the holder’s option at any time at an initial conversion price of $5.00 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below; provided that , following the first anniversary of issuance, the conversion price will be the lesser of (i) $5.00 or (ii) seventy-five percent (75%) of the average of the three highest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the stock’s principal trading market for the five trading days preceding but not including the date of conversion. Under the terms of the Notes, the holder of the Notes may declare the Notes immediately due and payable upon the occurrence of certain specified events of default, as defined. In the event that the Company is prohibited from issuing shares upon conversion of the Notes within a prescribed time period and upon an event of default, a change in control (as defined) or the dissolution, liquidation or winding up of the Company, the Company, upon request of the Note holders, is required to redeem the Notes by payment of 120% of their stated value.

Notes in the aggregate principal amount of $1,134,000 and $1,350,000 are scheduled to mature, respectively, on June 28, 2007 and on July 29, 2007. Interest incurred on the Notes amounted to $20,405 for the three months ended March 31, 2007.

For financial reporting purposes, the Company recorded a discount of $1,503,260 to reflect the value of the warrants and shares issued and in accordance with EITF No. 00-27, an additional discount of $287,364 to reflect the beneficial conversion feature of the Notes. The discounts are being amortized to the date of maturity unless converted earlier. Amortization for the three months ended March 31, 2007 amounted to $160,495.

To secure Company’s obligations under the Notes and the Subscription Agreement, the Company granted to the Investors a security interest in substantially all of its assets, including without limitation, its intellectual property, under the terms and conditions of a Security Interest Agreement dated as of the date of the Notes. The security interest terminates upon payment or satisfaction of all of Company’s obligations under the Note. See Note 7.

In April 2007, pursuant to the Subscription Agreement the Company raised additional gross proceeds of $700,000 from the private placement of Notes in the principal amount of $756,000, which amount is scheduled to mature on August 16, 2007. In connection with this issuance the Company issued five-year warrants to purchase up to 756,000 shares of the Company’s Common Stock at a per share exercise price of $5.00. The investors also received 140,000 restricted shares of the Company’s Common Stock.

In all material respects, the loans made to the Company in April 2007 pursuant to the Subscription Agreement were made on terms substantially similar to the terms that disclosed in Note 5, other than for the scheduled maturity dates of the Notes. The closing held on April 18, 2007 represents the final closing of the financing contemplated by the Subscription Agreement. One of the individual investors who advanced the Company $200,000 (evidenced by a promissory note in the amount of $216,000) is the husband of Ms. Irit Reiner, one of the Company’s directors.

NOTE 6 - CAPITAL TRANSACTIONS

On March 9, 2007, the Company’s Board of Directors and the majority of Company’s stockholders authorized:

•	An increase in the number of authorized shares of the Company’s Common Stock from 25,000,000 to 50,0000 shares; and

•
the designation of 20 million shares of the Company’s authorized capital stock as preferred stock with the Board of Directors authorized to fix the number of shares of any series of preferred stock and to determine the designation of any such series, including the authority to determine the designation of any such series, including the authority to determine the rights, preferences, privileges and restrictions on any such series of preferred stock.

In conjunction with the above, the Board of Directors of the Company approved a three-for-one stock split. The record date for the stock split has not yet been fixed. The stock split will be effected following the effectiveness of the increase in the number of authorized shares of Common Stock and designation of preferred stock referred to above.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received working capital loans from certain non-management affiliated stockholders of Med Ex (see Note 4). Amounts owed on the loans amounted to $49,973 at March 31, 2007. Interest incurred on the loans amounted to $11,908 for the three months ended March 31, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE OF THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 14, 2007.

OVERVIEW

The Medical Exchange Inc. was incorporated in the State of Nevada on January 23, 2004. On July 25, 2006, we, IDO Security Ltd. (“IDO Ltd.”) and IDO Ltd.’s Selling Shareholders entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which we agreed to purchase all of the issued and outstanding share capital of IDO (the “Acquisition Transaction”). On March 8, 2007, the Acquisition Transaction was consummated for total consideration of $1,000,000 that was paid to the Selling Stockholders. Acquisition costs of $55,550 were incurred to complete the transaction. Following the consummation of the transaction, IDO became a wholly-owned subsidiary of the Company.

Following the Acquisition Transaction, we carried on IDO Ltd.’s business and are primarily engaged in the design, development and marketing of devices for the homeland security and loss prevention markets for use in security screening to detect metallic objects concealed on or in footwear, ankles and feet through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening to complement the current methods for the detection of metallic items during security screenings and at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations and other venues requiring individual security screening.

The proprietary technology and method, through the use of a device developed and manufactured by the Company in Israel and marketed under the brand name “MagShoe”, creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a persons footwear, as well as next to or above the ankles, while ignoring those metal objects that are normally found inside shoes. The proprietary software included in the Magshoe provides for the collation and delivery of the screening data to the operator for immediate analysis. The Magshoe obviates the need to remove the footwear being inspected.

Our sole commercial product, “MagShoe” has been issued one patent by the United States Patent and Trademark Office in November 2005 covering various aspects of its unique technology and there is one patent application pending in Israel. In January 2006, the Magshoe was approved for use by the Department for Transport in the United Kingdom, after fields trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems.

We believe that the market for security and inspection products will continue to be positively impacted by the threat of terrorist activities and by new government regulations and appropriations for security and inspection products. We anticipate that the promulgation of new governmental regulation and standards will establish performance baselines against which we will be able to direct certain of our continued research and development spending and market our products to customers, worldwide.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements required management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates it uses to prepare the consolidated financial statements and bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of Notes to Condensed Consolidated Financial Statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the presented in this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We are aggressively pursuing our business plan with respect to product development and enhancement and field testing, as well as initial marketing efforts. Following the Acquisition Transaction, we had seven employees. We intend to expand our internal management and administrative capacities. We expect to continue making substantial investment in equipment and to acquire inventory to facilitate the expansion of pilots and to prepare for commercialization.

All references to financial results prior to the date of the Acquisition Transaction (e.g., March 8, 2007) shall mean and refer to the financial results of IDO Ltd. All references to results following the date of the Acquisition Transaction shall mean and refer to the financial results of the Medical Exchange Inc. and its consolidated subsidiary, IDO Ltd.

Revenues - No revenues were recorded for the 2007 and 2006 Periods. Prior to the consummation of the Acquisition Transaction, IDO Ltd. generated limited revenues since the commencement of its activities in 2003.

Research and development - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $27,006 for the 2007 Period. For the 2006 Period, no research and development expenses were incurred.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses totaling $81,995 for the 2007 Period as compared to $1,839 for the 2006 Period. The increase in selling, general and administrative expenses is principally attributable to the intensified activities following the Acquisition Transaction.

Interest expense - Interest expense for the 2007 Period were $32,313. No interest was incurred in the 2006 Period. Interest included $20,405 related to the convertible promissory notes and $11,908 to related parties.

Amortization - For the 2007 Period, we incurred amortization of $183,917. Amortization related to the debt discount, beneficial conversion feature and deferred finance costs incurred in connection with the placement of our convertible promissory notes which were issued in February and March 2007. These costs are amortized to the date of maturity of the debt unless converted earlier.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from the sale of our securities.

As of March 31, 2007, we had a cash balance of $73,371.

Between February 28 and April 18, 2007, we raised $3,000,000 from the private placement (the “Private Placement”) to certain institutional and private investors (collectively, the “Investors”) of our 120 day Secured Convertible Notes (collectively, the “Notes”). The loans were advanced pursuant to a Subscription Agreement, dated as of February 28, 2007 (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company issued to the Investors its Notes in the aggregate principal amount of $2,106,000, reflecting an original issue discount on the principal amount of the loans of 8% over the 120 day loan period. Notes in the aggregate principal amount of $1,134,000, $1,350,000 and $756,000 are scheduled to mature, respectively, on June 28, 2007, July 29, 2007 and August 16, 2007. These investors have been granted a lien on all of our assets, including our intellectual property, to secure the repayment of amounts owing under the Notes and the Subscription Agreement.

Cash used in operating activities in the 2007 Period was $7,269. The decrease in cash was primarily attributable to funding the cash losses for the period.

Cash used in investing activities in 2007 Period was $981,670 and was primarily attributable to the consummation of the Acquisition Transaction.

Cash provided by financing activities was $1,054,826 in the 2007 Period. The Company received proceeds of $2.3 million from the issuance of the Notes. In connection with such issuances, the Company incurred financing costs of $325,000. In addition, the Company repaid short-term debt incurred by IDO Ltd. totaling $985,794.

We will need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans which include the repayment of the Notes that are to come due between June and August 2007. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the six month period ended December 31, 2006. Such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

ITEM 3.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our acting Chief Executive Officer (and Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our acting Chief Executive Officer (and Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our acting Chief Executive Officer (and Principal Financial and Accounting Officer)concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we issued unregistered securities as follows:

(i) On February 28, 2007, we issued to certain investors our 120 day promissory notes in the aggregate principal of $1,134,000 in consideration of gross proceeds of $1,050,000. The Notes were issued pursuant to a Subscription Agreement, dated February 28, 2007 (the "Subscription Agreement”), between the Company and the investors pursuant to which were able to raise up to $3 million. In connection therewith, we issued to these investors warrants (the “Investor Warrants”) to purchase in the aggregate up to 1,134,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a per share exercise price of $5.00. Under the terms of the Subscription Agreement, the Investors also received 200,000 restricted shares.

On March 29, 2007, we issued to certain investors our 120 day promissory notes in the aggregate principal of $1,35,000 in consideration of gross proceeds of $1,250,000. The Notes were issued pursuant to the Subscription Agreement. In connection therewith, we issued to these investors warrants Investor Warrants to purchase in the aggregate up to 1,350,000 shares of the Company’s Common Stock at a per share exercise price of $5.00. Under the terms of the Subscription Agreement, the Investors also received 260,000 restricted shares

These securities were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. Appropriate legends were affixed to the share certificates issued in all of the above transactions. The Company believes that each of the recipients was an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in our common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

4.2	Form of Class A Common Stock Purchase Warrant *

10.1	Securities Purchase Agreement dated as of July 19, 2006 among The Medical Exchange Inc., IDO Security Ltd. and the selling shareholders identified therein*

10.2	Employment Agreement dated as of February 28, 2007 between IDO Security Ltd. and Gill Stiss*

10.3	Subscription Agreement dated as of February 28, 2007 between the Company and the Investor specified therein*

10.4	Security Agreement dated as of February 28, 2007 between the Company and the Investor specified therein*

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 14, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.

DATE: May 21, 2007
THE MEDICAL EXCHANGE, INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFCIER)