Form 10QSB
period 2007-06-30
IDO Security Inc.
filed 2007-08-20
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2007; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 State Street
New York, New York 10004
(Address of principal executive offices, including zip code)

646-214-1234
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of August 17, 2007, there were 32,933,750 shares of issuer’s common stock, par value $0.001 per share outstanding. The number of shares outstanding reflects the three-for-one stock split that was effected in July 2007.

Transitional Small Business Disclosure Format (Check one) Yes  ☐ No ☒

INDEX PAGE

IDO SECURITY INC. AND SUBSIDIARY
(formerly The Medical Exchange, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$488,469	$7,484
Inventory	192,529	-
Prepaid expenses and other current assets	18,322	-

Total current assets	699,320	7,484

Property and equipment, net of accumulated depreciation
of $28,399 and $0, respectively	18,491	-
Intangible assets, net of amortization of $40,000 and $0, respectively	1,160,000	-
Goodwill	755,002	-
Deferred financing costs, net of amortization of $92,182 and $0, respectively	20,401	-
Deferred acquisition costs	-	55,550

Total assets	$2,653,214	$63,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$198,150	$101,548
Secured convertible notes, net of discount of $1,653,979
and $0, respectively	1,531,792	-
Loans payable, related parties	44,826	26,896

Total current liabilities	1,774,768	128,444

NON-CURRENT LIABILITIES
Accrued severance pay	169,000	-

Total liabilities	1,943,768	128,444

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
20,000,000 shares authorized; none outstanding
Common stock, $.001 par value;
50,000,000 shares authorized; 32,715,000 and 30,600,000
issued and outstanding, respectively	32,715	10,200
Additional paid-in capital	4,990,500	144,731
Stock subscription receivable	(25)	(36,500)
Accumulated other comprehensive loss	(331)	(331)
Deficit accumulated during the development stage	(4,313,413)	(183,510)

Total stockholders' equity (deficit)	709,446	(65,410)

Total liabilities and stockholders' equity (deficit)	$2,653,214	$63,034

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
(formerly The Medical Exchange, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Operating expenses
Research and development costs	99,161	-	72,155	-
Selling, general and administrative expenses	312,309	49,818	230,314	47,979
Stock based compensation	1,456,077	-	1,456,077	-

Total operating expenses	1,867,547	49,818	1,758,546	47,979

Loss from operations	(1,867,547)	(49,818)	(1,758,546)	(47,979)

Interest expense (including related parties
of $15,004, $0, $3,368 and $0)	(201,066)	-	(168,753)	-
Interest income	1,537	-	1,537	-
Amortization of debt discount	(1,642,679)	-	(1,486,974)	-
Amortization of beneficial conversion feature	(327,966)	-	(323,177)	-
Amortization of deferred finance costs	(92,182)	-	(68,759)	-

Net loss	(4,129,903)	(49,818)	(3,804,672)	(47,979)

Other comprehensive loss
Foreign currency translation adjustment	-	171	-	170

Comprehensive loss for the period	$(4,129,903)	$(49,647)	$(3,804,672)	$(47,809)

Basic and diluted loss per share:	$(0.13)	$(0.01)	$(0.12)	$0.00

Weighted average number of shares outstanding
Basic and diluted	31,581,547	9,667,956	32,330,769	12,961,813

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
(formerly The Medical Exchange, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended
	June 30,
	2007	2006
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,129,903)	$(49,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,832	-
Amortization of note discount	1,642,679	-
Amortization of beneficial conversion feature of convertible debt	327,966	-
Accretion of interest on notes payable	185,771	-
Stock based compensation	1,456,077	-
Increase in net liability for severance pay	18,197	-
Increase (decrease) in cash attributable to changes in assets and liabilities
Inventory	(110)	-
Prepaid expenses and other current assets	(5,478)	-
Accounts payable and accrued liabilities	18,930	15,674

Net cash used in operating activities	(352,039)	(34,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of IDO Security Ltd., net of cash acquired of $19,974	(950,171)	-
Deferred acquisition costs	-	(9,000)
Purchases of property and equipment	(2,959)	-

Net cash used in investing activities	(953,130)	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	80,375
Proceeds from (issuance of) stock subscription receivable	36,475	(36,500)
Proceeds from issuance of secured convertible notes	3,000,000	-
Payments of deferred finance costs	(325,000)	-
Proceeds from related party loans	12,735	4,149
Proceeds from short-term debt	47,738	4,371
Repayment of short-term debt	(985,794)	-

Net cash provided by financing activities	1,786,154	52,395

Effect of foreign currency translation on cash	-	171

INCREASE IN CASH	480,985	9,422

CASH - BEGINNING OF PERIOD	7,484	-

CASH - END OF PERIOD	$488,469	$9,422

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuance of common stock and warrants relating to
convertible promissory notes	$3,624,623	$-

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - GENERAL

Overview
The condensed consolidated financial statements include the accounts of IDO Security Inc. ("IDO Inc.") (formerly known as “The Medical Exchange, Inc.” or "MedEx") and IDO Security Ltd. ("IDO Ltd."), its wholly-owned subsidiary (collectively the "Company"). All significant inter-company balances and transactions have been eliminated.

The Company is engaged in the design, development and marketing of devices for the homeland security and loss prevention markets that are intended for use in security screening procedures and are designed to detect concealed metallic objects through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening and detection market to complement the current detection methods for detecting metallic items during security screenings at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations and venues requiring individual security screening. IDO Ltd. has designed and developed a security screening device containing proprietary technology known as the MagShoe. The MagShoe device creates specific electro-magnetic fields that are capable of detecting the presence of metallic objects inside a person’s footwear, as well as next to or above the ankles, while ignoring metallic objects that are typically part of the footwear. The MagShoe has been sold and deployed at certain venues in some countries.

The Medical Exchange, Inc. was incorporated in the State of Nevada on January 23, 2004. On July 25, 2006, IDO Ltd. and the holders of all of the issued and outstanding share capital of IDO Ltd. (collectively the “IDO Selling Shareholders”) entered into a Securities Purchase Agreement pursuant to which Med Ex agreed to purchase all of the issued and outstanding share capital of IDO Ltd. (the “Acquisition Transaction”). On March 8, 2007, the Acquisition Transaction was consummated. Following the consummation of the Acquisition Transaction, IDO Ltd. became a wholly-owned subsidiary of Med Ex and Med Ex adopted the business of IDO Ltd.

In June 2007, the Company changed its name to “IDO Security Inc.” and effected other changes to its capital structure discussed below in Note 6 (Capital Transactions). The Company also effected a three-for-one forward stock split of its shares of common stock, par value $0.001 (the “Common Stock”). All share figures and results in this Quarterly Report on Form 10-QSB are reflected on a post-split basis.

Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Transition Annual Report on Form 10-KT for the six months ended December 31, 2006, as filed with the Securities and Exchange Commission on February 23, 2007 and with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007. Previously, the Company had a June 30 fiscal year. On December 28, 2006, the Company changed its fiscal year to December 31, 2006.

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

Revenue Recognition
Revenue will be recognized upon the sale of product upon shipment to the customer, subject to the following criteria: persuasive evidence of an arrangement exists, the selling price is fixed and determinable and no significant obligations remain to the Company   and collection of the related receivable is reasonable assured. When the above stated revenue recognition criteria are not met, the Company will record deferred revenue.

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

Accounts Receivable
Accounts receivable will be reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company will estimate doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay, and current economic trends. The Company will write off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

Intangible Assets

The Company’s long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At June 30, 2007, Company believes that all of its long-lived assets are recoverable.

Intangible assets consist of a patent that was purchased in connection with the Acquisition Transaction. The patent is being amortized using the straight line method over its estimated useful life of ten years. Amortization expense for the six and three months ended June 30, 2007 amounted to $40,000 and $ 30,000, respectively. Amortization expense for each of the following fiscal years is expected to be as follows: 2007 - $100,000, 2008 through 2011 - $120,000 per year and thereafter - $620,000.

Research and Development
Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

Marketing and Advertising
Marketing and advertising costs are expensed as incurred.

Severance pay
The Company’s subsidiary liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof (on a pro-rata basis). Such liability in Israel is fully provided by monthly deposits in accordance with insurance policies and by an accrual. The deposited funds include profits accumulated through June 30, 2007. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

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

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 123R Share-Based Payment (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the stock options vest and are recognized as expense over the related service period.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	June 30
	2007	2006
Warrants	11,421,000	---
Convertible notes	1,911,463	---
Stock options	1,650,000

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and there was no impact of adoption to its consolidated financial statements.

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

At June 30, 2007, the Company had not achieved profitable operations, has accumulated losses of $4,313,413(since its inception), has a working capital deficiency of $1,075,448 and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from the ordinary course of its business operations when they come due. There can be no assurance the Company will be able to generate profitable operations and additional funding being available.

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

NOTE 4 - ACQUISITION

On July 25, 2006, IDO Inc., IDO Ltd. and the IDO Selling Shareholders entered into a Securities Purchase Agreement pursuant to which IDO Inc. agreed to purchase all of the issued and outstanding share capital of IDO Ltd. On March 8, 2007, the Acquisition Transaction was completed for total consideration of $1,000,000. Acquisition costs of $25,695 were incurred by IDO Inc. to complete the transaction. Following the consummation of the transaction, IDO Ltd. became a wholly-owned subsidiary of IDO Inc. and IDO Inc. adopted the business of IDO Ltd.

The Acquisition Transaction was accounted for as a purchase. The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed.

Cash	$19,974
Inventories	192,419
Other current assets	12,844
Patents	1,200,000
Property and equipment	17,182
Goodwill	755,002
Accounts payable and accrued expenses	(77,672)
Amounts due from related parties	(943,251)
Accrued severance pay	(150,803)
$1,025,695

Prior to the Acquisition Transaction, IDO Ltd. received loans for working capital purposes from third parties, including stockholders of IDO Inc. At the date of the Acquisition Transaction, IDO Ltd. owed these parties the aggregate amount of $959,361. In connection with the Acquisition Transaction, these third parties assigned their rights to the loans to IDO Inc. As such, the loan balances were offset against goodwill.

In addition, prior to the Acquisition Transaction, IDO Ltd. received working capital loans from certain non-management related stockholders of IDO Inc. Following the consummation of the Acquisition Transaction, the outstanding principal amount and accrued interest were repaid from the proceeds of the private placement of Company's securities referred to in Note 5. The following table presents unaudited pro forma revenue, net loss and loss per share giving effect to the Acquisition Transaction as if it had been completed at the beginning of each period presented:

	Six Months Ended		Three Months Ended
	June 30
	2007	2006	2007	2006

Revenue	$19,985	$8,050	$0	$0

Net loss	($3,087,076)	($1,098,260)	($2,332,242)	($401,928)

Net loss per share,
basic and diluted	($0.10)	($0.11)	($0.07)	($0.03)

NOTE 5 - PRIVATE PLACEMENT OF DEBT SECURITIES

On February 28, 2007 and March 29, 2007, the Company raised gross proceeds of $1,050,000 and $1,250,000, respectively, from the private placement of its 120 day Secured Convertible Notes (the “Notes”). The Notes were issued pursuant to a Subscription Agreement, dated February 28, 2007 (the "Subscription Agreement”), between the Company and certain investors ("Investors") pursuant to which the Company was able to raise up to $3 million from the placement of its promissory notes. On April 18, 2007, the Company raised an additional $700,000 under the Subscription Agreement. In connection with the issuance of the Notes, the Company issued warrants (the “Investor Warrants”) to purchase up to 9,720,000 shares (post split) of the Company’s common stock, par value $0.001 (the “Common Stock”) at a per share exercise price of $1.67. The warrants are exercisable through the fifth anniversary of the effective date of a resale registration statement relating to the Common Stock underlying the securities sold. Under the terms of the Subscription Agreement, the Investors also received 1,800,000 restricted shares (post split) (the “Incentive Shares”) of the Company’s Common Stock.

Pursuant to the Subscription Agreement, the Company issued Notes to the Investors in the aggregate principal amount of $3,240,000, which reflects an original issue discount on the principal amount of the loan of 8% with respect to the 120 day loan period and an effective annual interest rate of 23%. Each of the Notes has a term of 120 days and is convertible into shares of the Company’s Common Stock at the holder’s option at any time at an initial conversion price of $1.67 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below; provided that , following the first anniversary of issuance, the conversion price will be the lesser of (i) $1.67 or (ii) seventy-five percent (75%) of the average of the three highest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the stock’s principal trading market for the five trading days preceding but not including the date of conversion. Under certain conditions, the Company, upon request of the Note holders, is required to redeem the Notes by payment of 120% of their stated value.

Interest incurred on the Notes amounted to $185,771 and $165,365 for the six and three months ended June 30, 2007, respectively.

For financial reporting purposes, the Company recorded a discount of $2,042,361 to reflect the value of the warrants and shares issued and in accordance with EITF No. 00-27, an additional discount of $448,263 to reflect the beneficial conversion feature of the Notes. The discounts are being amortized to the date of maturity unless converted earlier.

A Note in the aggregate principal amount of $1,134,000 was originally scheduled to mature on June 28, 2007. In July 2007, the Company and the holder of such Note agreed to extend to August 31, 2007 the maturity date of this Note. In consideration of the extension, the Company issued to the holder warrants to purchase an additional 1,701,000 shares (post split) of the Company’s Common Stock on terms and conditions that are identical to the Investor Warrants and also issued 315,000 Incentive Shares (post split). For financial reporting purposes, the Company recorded a discount of $897,902 to reflect the value of the warrants and shares issued and in accordance with EITF No. 00-27, an additional discount of $236,098 to reflect the beneficial conversion feature of the Notes. The discounts are being amortized to the date of maturity unless converted earlier.

Amortization of debt discount and beneficial conversion for the six and three months ended June 30, 2007 amounted to $1,970,645 and $1,810,151.

On July 26, 2007, the maturity date for Notes in the aggregate principal amount of $1,350,000, which were originally scheduled to mature on July 29, 2007, have also been extended to August 31, 2007. In consideration of this extension, the Company issued to these investors warrants to purchase an additional 1,217,249 shares (post split) of the Company’s Common Stock on terms and conditions that are identical to the Investor Warrants and also issued 218,750 Incentive Shares (post split).

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

In conjunction with the above, the Board of Directors of the Company approved a three-for-one forward stock split. The increase in the number of authorized shares of Common Stock and designation of preferred stock referred to above became effective in June 2007. The forward stock split was effected in June 2007.

NOTE 7 - Stock Option Grants

In June 2007, the Company’s board of directors approved grants of stock options to employees and consultants to purchase an aggregate of 1.65 million shares of its common stock with exercise prices ranging from $.17 to $3.50. The options have terms ranging from five to seven years and vest at various times over a two year period. The weighted average per share fair value of options granted during the six months ended June 30, 2007 was $2.20. The fair value of the options granted was estimated using the Black-Scholes option-pricing model under the following assumptions; volatility - 134.97%, expected life of options - five to seven years, risk free interest rate - 5.00% to 5.03% and a dividend yield of 0%.

The Company recognized stock compensation expense of $1,456,077 for the six and three months ended June 30, 2007.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has received working capital loans from certain non-management affiliated stockholders of IDO Inc. (see Note 4). Amounts owed on the loans aggregated to $44,826 at June 30, 2007 and $26,896 at December 31, 2006. Interest incurred on the loans amounted to $15,004 and $3,368 for the six and three months ended June 30, 2007, respectively.

One of the individual investors who advanced the Company $200,000 in connection with the private placement of the Notes referred to in Note 5 above is the spouse of Ms. Irit Reiner, one of the Company’s non-employee directors.

NOTE 9 - COMMITMENTS

EMPLOYMENT AGREEMENTS

On June 20, 2007, the Board of Directors of the Company appointed Michael Goldberg, the Company’s acting Chief Executive Officer since July 2006, to the position of President. Mr. Goldberg’s appointment became effective on July 2, 2007. In connection with his appointment as President, the Company and Mr. Goldberg entered into an employment agreement pursuant to which Mr. Goldberg will be paid an annual salary of $198,000, payable monthly. Mr. Goldberg agreed to defer $4,500 of his monthly gross salary until such time as the Company shall have concluded permanent financing. The employment agreement has an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Goldberg can terminate the employment agreement and the relationship thereunder at any time upon 60 days’ notice. If during the initial term the Company were to terminate the agreement for any reason other than “Just Cause” (as defined the employment agreement), then the Company is to pay to Mr. Goldberg the salary then payable under the agreement through the scheduled expiration of the initial term; if such termination for any reason other than “Just Cause” were to take place during a renewal period, then the Company is to pay to Mr. Goldberg an amount equal to three months’ salary. Under the agreement, Mr. Goldberg will be awarded options to purchase 1,200,000 shares (post split) of the Company’s common stock, of which options for 525,000 shares, at a per share purchase price of $0.17, shall be fully vested at the time of grant and options for the remaining shares are to vest in equal installments of 84,375 shares at the end of each calendar quarter, beginning September 30, 2007, at per share exercise prices ranging between $0.25 and $1.25.

On July 1, 2007, Mr. Henry Shabat was appointed Chief Operating Officer of IDO Ltd. In connection with Mr. Shabat’s retention as IDO Ltd.’s Chief Operating Officer, on July 1, 2007, IDO Ltd. and Henry Shabat Ltd., a company owned by Mr. Henry Shabat, entered into a Management Agreement pursuant to which Mr. Shabat is to serve as IDO Ltd.’s Chief Operating Officer. Under the management agreement, Mr. Shabat is to be paid a monthly fee of $6,000. The management agreement has an initial term of one year; thereafter, the management agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Shabat will be awarded options to purchase 240,000 shares (post split) of the Company’s common stock, which are scheduled to vest in equal installments of 30,000 shares at the end of each 90 day period following the execution of the management agreement. The per share exercise price range between $0.17 and $1.67 (post split level).

CONSULTING AGREEMENT

On June 29, 2007, Mr. Jorge Wolf was appointed as Manager of Business Development for each of the Company and IDO Ltd. In that capacity, it is intended that Mr. Wolf will be assuming day-to-day management with respect to business development activities, subject to the oversight of Mr. Goldberg, as President. In connection with his appointment, each of the Company and IDO Ltd. entered into a consultancy agreement with Mr. Jorge Wolf pursuant to which Mr. Wolf is to be paid a monthly fee of $5,286 under each agreement. Each of the consulting agreements has an initial term of two years; thereafter, each agreement provides that it is to be renewed automatically for successive two year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. The agreement further provides that the Company may, after the first anniversary of retention, terminate the consulting relationship for any reason upon 90 days’ notice. Under the agreement, under the consulting agreement with the Company, Mr. Wolf will be awarded options to purchase 1,200,000 shares (post split) of the Company’s common stock, which are scheduled to vest in equal installments of 150,000 shares at the end of each 90 day period following the execution of the consulting agreement. The per share exercise price range between $0.17 and $1.67 (post split level).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We urge you to read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-QSB, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC, including the risk factors section of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007. We undertake no obligation to revise or update any forward-looking statement for any reason.

OVERVIEW

IDO Security Inc. (the “Company,” “we,” “our,” or “us”) is engaged in the design, development and marketing of devices for the homeland security and loss prevention markets that are intended for use in security screening procedures to detect metallic objects concealed on or in footwear, ankles and feet through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening to complement the current methods for the detection of metallic items during security screenings and at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations and other venues requiring individual security screening. Our common stock trades on the OTC Bulletin Board under the symbol IDOI.

IDO Security Inc. (formerly knows as “The Medical Exchange Inc.”) was incorporated in the State of Nevada on January 23, 2004. On July 25, 2006, we, IDO Security Ltd. (“IDO Ltd.”) and IDO Ltd.’s Selling Shareholders entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which we purchased, in March 2007, all of the issued and outstanding share capital of IDO Ltd. (the “Acquisition Transaction”). Following the Acquisition Transaction, IDO Ltd. became a wholly-owned subsidiary of the Company and Med Ex adopted the business of IDO Ltd. In June 2007, the Company changed its name to “IDO Security Inc.”

We have designed and developed a security screening device containing proprietary technology known as the MagShoe. The MagShoe creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear, as well as next to or above the ankles, while ignoring those metal objects that are normally found inside shoes. The proprietary software included in the Magshoe provides for the collation and delivery of the screening data to the operator for immediate analysis. The Magshoe obviates the need to remove the footwear being inspected.

A patent has been issued to us by the United States Patent and Trademark Office in November 2005 covering various aspects of the unique technology contained in the Magshoe and there is one patent application pending in Israel. In January 2006, the Magshoe was approved for use by the Department for Transport in the United Kingdom, after fields trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems.

We believe that the market for security and inspection products will continue to be positively impacted by the threat of terrorist activities and by new government regulations and appropriations for security and inspection products and procedures. We anticipate that the promulgation of new governmental regulation and standards will establish performance baselines against which we will be able to direct certain of our continued research and development spending and market our products to customers, worldwide. In addition, we believe that the increasing awareness on security, in general, will bring to an increasing awareness on available products and methods, such ours, for anti-crime and loss prevention fileds.

Following the Acquisition Transaction, we reorganized the management and operational activities of the Company. Our acting Chief Executive Officer was appointed President. We retained a Chief Operating Officer for IDO Ltd., a Manager of Business Development for the Company as well as other personnel. We have been seeking to expand our contact base and are aggressively seeking collaborative arrangements worldwide for our Magshoe product. We will need to raise additional working capital to accelerate our sales, marketing, manufacturing and customer service activities, as well as to repay approximately $3.3 million in short-term loans that will become due and payable in August 2007. We presently do not have the capital resources to undertake any of these steps or to repay these debts. We have a non-binding financing proposal from several entities that is subject to the completion of due diligence and no assurance can be provided that we will be able to raise funds on commercially acceptable terms (or at all)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Plan of Operations

We are aggressively pursuing our business plan with respect to product development and enhancement and field testing, as well as initial marketing efforts. Following the Acquisition Transaction, we had seven employees. Through June 30, 2008, we intend to expand our internal management and administrative capacities. We expect to continue making substantial investment in equipment and to acquire inventory to facilitate the expansion of pilots and to prepare for commercialization.

All references to financial results prior to the date of the Acquisition Transaction (e.g., March 8, 2007) shall mean and refer to the financial results of IDO Ltd. All references to results following the date of the Acquisition Transaction shall mean and refer to the financial results of the IDO Security Inc. and its consolidated subsidiary, IDO Ltd.

Revenues - No revenues were recorded for the six or three months ended June 30, 2007 or during the corresponding periods in 2006.

Research and development - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $99,161 and $72,155 for, respectively, the six and three months ended June 30, 2007. For the corresponding periods in 2006, no research and development expenses were incurred.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses of $312,309 and $230,314 for, respectively, the six and three months ended June 30, 2007 as compared to $49,818 and $47,979 for the corresponding periods in 2006. The increase in selling, general and administrative expenses is principally attributable to the intensified activities following the Acquisition Transaction.

Stock Based Compensation. In June 2007, we granted stock options to employees and consultants valued at $3.6 million. The value of these options are being amortized over the vesting periods of each grant. Stock based compensation totaled $1,456,077 for the six and three months ended June 30, 2007. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the six and three months ended June 30, 2007 were $201,066 and $168,753, respectively. No interest was incurred in the corresponding periods in 2006. For the six months ended June 30, 2007, interest included $185,771 related to the convertible promissory notes and $15,004 to related parties. For the three months ended June 30, 2007, interest included $165,366 related to the convertible promissory notes and $3,368 to related parties.

Amortization - During the six and three months ended June 30, 2007, we recorded amortization of $2,068,827 and $1,878,910, respectively. Amortization related to the debt discount, beneficial conversion feature and deferred finance costs incurred in connection with the placement of our convertible promissory notes which were issued in February, March and April 2007. These costs are amortized to the date of maturity of the debt unless converted earlier.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from the sale of our securities.

As of June 30, 2007, we had a cash balance of $488,469.

Between February 28 and April 18, 2007, we raised $3,000,000 from the private placement (the “Private Placement”) to certain institutional and private investors (collectively, the “Investors”) of our 120 day Secured Convertible Notes (collectively, the “Notes”). The loans were advanced pursuant to a Subscription Agreement, dated as of February 28, 2007 (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company issued to the Investors its Notes in the aggregate principal amount of $3,240,000, reflecting an original issue discount on the principal amount of the loans of 8% over the 120 day loan period. Notes in the aggregate principal amount of $1,134,000, $1,350,000 and $756,000 were or are scheduled to mature, respectively, on June 28, 2007, July 29, 2007 and August 16, 2007. These investors have been granted a lien on all of our assets, including our intellectual property, to secure the repayment of amounts owing under the Notes and the Subscription Agreement. The maturity dates of Notes totaling $2,484,000 that were scheduled to mature on June 28, 2007 and July 29, 2007 were extended to August 31, 2007. The Company and certain of the investors are in the process of working to extend the maturity dates of Notes in the principal amount of $756,000.

Cash used in operating activities was $352,039. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $953,130 and was primarily attributable to the consummation of the Acquisition Transaction.

Cash provided by financing activities was $1,786,154. The Company received proceeds of $3 million from the issuance of the Notes, $36,475 from the collections of subscriptions receivable and proceeds from short-term debt incurred by IDO Ltd. of $47,738. In connection with the issuance of the Notes, the Company incurred financing costs of $325,000. In addition, the Company repaid short-term debt incurred by IDO Ltd. totaling $985,794.

We will need to raise additional funds to be able to satisfy our cash requirements over the next twelve months, including satisfying the repayment obligations on the Notes that are scheduled to mature in August 2007. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans which include the repayment of the Notes that are scheduled to come due in August 2007. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the six month period ended December 31, 2006. Such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, we issued unregistered securities as follows:

(i) On April 18, 2007, we issued to certain investors our 120 day promissory notes in the aggregate principal of $756,000 in consideration of gross proceeds of $700,000. The Notes were issued pursuant to a Subscription Agreement, dated February 28, 2007 (the "Subscription Agreement”), between the Company and the investors pursuant to which were able to raise up to $3 million. In connection therewith, we issued to these investors warrants (the “Investor Warrants”) to purchase in the aggregate up to756,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a per share exercise price of $5.00 (pre-split). Under the terms of the Subscription Agreement, the Investors also received 140,000 restricted shares (pre split). Following the three for one forward split of the Common Stock that was effected in July 2007, the number of shares issuable under the Investor Warrants is 2,268,000 and corresponding the per share exercise price is $1.67 and the restricted shares were increased to 420,000.

(ii) In connection with the extension to August 31, 2007 of the maturity date of a Note in the aggregate principal amount of $1,134,000 originally scheduled to mature on June 28, 2007, the Company issued, as of such date, to the holder of such Note warrants to purchase an additional 1,701,000 shares (post split) of the Company’s Common Stock on terms and conditions that are identical to the Warrants and also issued 315,000 Incentive Shares (post split).

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Consultancy Agreement dated as of May 15, 2007 between IDO Security Inc. and Jorge Wolf.
10.2	Management Agreement dated as of May 15, 2007 between IDO Security Ltd. and Jorge Wolf
10.3	Modification Agreement dated as of June 26, 2007 between IDO Security Inc. and the holder identified herein
10.4	Employment Agreement dated as of June 1, 2007 between IDO Security Inc. and Michael Goldberg
10.5	Management Agreement dated as of July 1, 2007 between IDO Security Ltd. and Henry Shabat Ltd.
31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended
32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.

DATE: August 20, 2007
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT