Form 10QSB
period 2007-09-30
IDO Security Inc.
filed 2007-11-19
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2007; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 19, 2007, there were 34,336,250 shares of issuer’s common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one) Yes  ☐ No ☒

INDEX PAGE

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September	December 31,
	2007	2006
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$57,139	$7,484
Inventory	192,529	-
Prepaid expenses and other current assets	50,608	-

Total current assets	300,276	7,484

Property and equipment, net	29,415	-
Patents, net	1,130,000	-
Goodwill	755,002	-
Deferred acquisition costs	-	55,550

Total assets	$2,214,693	$63,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$195,486	$101,548
Convertible promissory notes (net of discount of $1,825,761)	1,555,208	-
Loan payable, related party	44,826	26,896

Total current liabilities	1,795,520	128,444

NON-CURRENT LIABILITIES
Accrued severance pay	157,150	-

Total liabilities	1,952,670	128,444

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
20,000,000 shares authorized; none outstanding
Common stock, $.001 par value;
50,000,000 shares authorized; 34,336,250 and 30,600,000
issued and outstanding, respectively	34,336	30,600
Additional paid-in capital	9,655,499	124,331
Stock subscription receivable	(25)	(36,500)
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(9,427,456)	(183,510)

Total stockholders' equity (deficit)	262,023	(65,410)

Total liabilities and stockholders' equity (deficit)	$2,214,693	$63,034

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Operating expenses
Research and development costs	196,094	-	96,933	-
Selling, general and administrative expenses	601,489	53,118	289,180	3,300
Stock based compensation	2,567,829	-	1,111,752	-

Total operating expenses	3,365,412	53,118	1,497,865	3,300

Loss from operations	(3,365,412)	(53,118)	(1,497,865)	(3,300)

Interest expense (including related parties
of $33,538, $0, $18,534 and $0)	(414,798)	-	(213,732)	-
Interest income	2,578	-	1,041	-
Amortization of debt discount	(4,905,467)	-	(3,262,788)	-
Amortization of beneficial conversion feature	(448,264)	-	(120,298)	-
Amortization of deferred finance costs	(112,583)	-	(20,401)	-

Net loss	(9,243,946)	(53,118)	(5,114,043)	(3,300)

Other comprehensive income
Foreign currency translation adjustment	-	171	-	-

Comprehensive loss for the period	$(9,243,946)	$(52,947)	$(5,114,043)	$(3,300)

Basic and diluted loss per share:	$(0.28)	$0.00	$(0.15)	$0.00

Weighted average number of shares outstanding
Basic and diluted	32,588,493	16,732,721	34,187,935	30,450,000

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended
	September 30,
	2007	2006
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,243,946)	$(53,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186,128	-
Amortization of note discount	4,905,467	-
Amortization of beneficial conversion feature of convertible debt	448,264	-
Accretion of interest on notes payable	380,969	-
Stock based compensation	2,567,829	-
Increase in net liability for severance pay	6,347	-
Increase (decrease) in cash attributable to changes in assets and liabilities
Inventory	(110)	-
Prepaid expenses and other current assets	(37,764)	-
Accounts payable	(579)	-
Accrued expenses and other current liabilities	16,845	9,939

Net cash used in operating activities	(770,550)	(43,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of IDO Security Ltd., net of cash acquired of $19,974	(950,171)	-
Deferred acquisition costs	-	(9,000)
Purchases of property and equipment	(15,778)	-

Net cash used in investing activities	(965,949)	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	80,375
Stock subscription receivable	36,475	(36,500)
Proceeds from issuance of secured convertible notes	3,000,000	-
Payments of deferred finance costs	(325,000)	-
Proceeds from related party loans	12,735	4,149
Proceeds from short-term debt	47,738	4,371
Repayment of short-term debt	(985,794)	-

Net cash provided by financing activities	1,786,154	52,395

Effect of foreign currency translation on cash	-	171

INCREASE IN CASH AND CASH EQUIVALENTS	49,655	387

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,484	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$57,139	$387

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuance of common stock relating to convertible promissory notes	$1,261,435	$-

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

The Company is engaged in the design, development and marketing of devices for the homeland security and loss prevention markets that are intended for use in security screening procedures and are designed to detect concealed metallic objects through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening and detection market to complement the current detection methods for detecting metallic items during security screenings at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations and venues requiring individual security screening. IDO Ltd. has designed and developed a security screening device containing proprietary technology known as the MagShoe. The MagShoe device creates specific electro-magnetic fields that are capable of detecting the presence of metallic objects inside a person’s footwear, as well as next to or above the ankles, while taking into account metallic objects that are typically part of the footwear. The MagShoe has been sold and deployed at certain venues in some countries.

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

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Transition Annual Report on Form 10-KT for the six months ended December 31, 2006, as filed with the Securities and Exchange Commission on February 23, 2007 and with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007. Previously, the Company had a June 30 fiscal year. On December 28, 2006, the Company changed its fiscal year to December 31, 2006.

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

Functional Currency
The majority of Company’s expected future sales will be in United States dollars or in United States dollar linked currencies. In addition, the majority of the Company’s investing and financing activities are in United States dollars. Accordingly, the Company has determined the United States dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured in United States dollars in accordance with Statement of Financial Accounting Standard No. 52 “Foreign Currency Translation” (“SFAS No. 52”). All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

Intangible Assets

The Company’s long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At September 30, 2007, Company believes that all of its long-lived assets are recoverable.

Intangible assets consist of a patent that was purchased in connection with the Acquisition Transaction. The patent is being amortized using the straight line method over its estimated useful life of ten years. Amortization expense for the nine and three months ended September 30, 2007 amounted to $70,000 and $ 30,000, respectively. Amortization expense for each of the following fiscal years is expected to be as follows: 2007 - $100,000, 2008 through 2011 - $120,000 per year and thereafter - $620,000.

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

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force  (EITF)  96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services”, and are periodically revalued as the stock options vest and are recognized as expense over the related service period.

Earning (loss) per share
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following securities (at weighted average outstanding) have been excluded from the calculation of net loss per share, as their effect would be antidilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	September 30
	2007	2006
Warrants	20,211,000	---
Convertible notes	2,028,557	---
Stock options	2,750,000	---

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

At September 30, 2007, the Company had not achieved profitable operations, has accumulated losses of $9,427,456 (since its inception), has a working capital deficiency of $1,495,244 and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has been funding its operating from February to September 2007 from the net proceeds of approximately $2.675 million from the private placement of its short-term convertible debentures which are to come due November 29, 2007. In October 2007, the Company raised net proceeds of $225,000 from the private placement of its 90 day promissory notes.

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

	Nine Months Ended		Three Months Ended
	September 30
	2007	2006	2007	2006

Revenue	$19,985	$27,511	$-	$19,461

Net loss	$(6,810,118)	$(1,294,870)	$(3,723,042)	$(196,610)

Net loss per share,
basic and diluted	$(0.21)	$(0.08)	$(0.11)	$(0.00)

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

Pursuant to the Subscription Agreement, the Company issued Notes to the Investors in the aggregate principal amount of $3,240,000, which reflects an original issue discount on the principal amount of the loan of 8% with respect to the 120 day loan period and an effective annual interest rate of 23%. Each of the Notes has an original term of 120 days and is convertible into shares of the Company’s Common Stock at the holder’s option at any time at an initial conversion price of $1.67 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below;  provided that  , following the first anniversary of issuance, the conversion price will be the lesser of (i) $1.67 or (ii) seventy-five percent (75%) of the average of the three highest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the stock’s principal trading market for the five trading days preceding but not including the date of conversion. Under certain conditions, the Company, upon request of the Note holders, is required to redeem the Notes by payment of 120% of their stated value..

For financial reporting purposes, the Company recorded a discount of $2,042,361 to reflect the value of the warrants and shares issued and in accordance with EITF No. 00-27, an additional discount of $448,263 to reflect the beneficial conversion feature of the Notes. The discounts are being amortized to the date of maturity unless converted earlier.

A Note in the aggregate principal amount of $1,134,000 was originally scheduled to mature on June 28, 2007. In July 2007, the Company and the holder of such Note agreed to extend to August 31, 2007 the maturity date of this Note. In consideration of the extension, the Company issued to the holder warrants to purchase an additional 1,701,000 shares (post split) of the Company’s Common Stock on terms and conditions that are identical to the Investor Warrants and also issued 315,000 Incentive Shares (post split). For financial reporting purposes, the Company recorded a discount of $897,902 to reflect the value of the warrants and shares .The discount is being amortized to the date of maturity unless converted earlier.

On July 26, 2007, the maturity date for Notes in the aggregate principal amount of $1,350,000, which were originally scheduled to mature on July 29, 2007, have also been extended to August 31, 2007. In consideration of this extension, the Company issued to these investors warrants to purchase an additional 1,217,249 shares (post split) of the Company’s Common Stock on terms and conditions that are identical to the Investor Warrants and also issued 218,750 Incentive Shares (post split). For financial reporting purposes, the Company recorded a discount of $958,452 to reflect the value of the warrants and shares .The discount is being amortized to the date of maturity unless converted earlier.

As of August 16, 2007, the maturity date for Notes in the aggregate principal amount of $3,323,222, which were originally scheduled to mature on August 31, 2007, have also been extended to November 29, 2007. In consideration of this extension, the Company issued to these investors warrants to purchase an additional 7,573,500 shares (post split) of the Company’s Common Stock on terms and conditions that are identical to the Investor Warrants and also issued 1,402,500 Incentive Shares (post split). For financial reporting purposes, the Company recorded a discount of $2,832,514 to reflect the value of the warrants and shares . The discount si being amortized to the date of maturity unless converted earlier.

Interest incurred on the Notes amounted to $380,969 and $195,198 for the nine and three months ended September 30, 2007, respectively

Amortization of debt discount and beneficial conversion for the nine and three months ended September 30, 2007 amounted to $5,353,731 and $3,383,086.

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

NOTE 7 - Stock Option Grants

In June and September 2007, the Company’s board of directors approved grants of stock options to employees and consultants to purchase an aggregate of 2.75 million shares of its common stock with exercise prices ranging from $.17 to $7.50. The options have terms ranging from five to seven years and vest at various times over a two year period. The weighted average per share fair value of options granted during the nine months ended September 30, 2007 was $2.06. The fair value of the options granted was estimated using the Black-Scholes option-pricing model under the following assumptions; volatility - 134.97%, expected life of options - five to seven years, risk free interest rate - 4.20% to 5.03% and a dividend yield of 0%.

The Company recognized stock compensation expense of $2,567,829 and $1,111,752 for the nine and three months ended September 30, 2007.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has received working capital loans from certain non-management affiliated stockholders of IDO Inc. (see Note 4). Amounts owed on the loans aggregated to $44,826 at September 30, 2007 and $26,896 at December 31, 2006. Interest incurred on the loans amounted to $33,538 and $18,534 for the nine and three months ended September 30, 2007, respectively.

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

CONSULTING AGREEMENTS

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

NOTE 10 - SUBSEQUENT EVENT

On October 11, 2007, the Company raised gross proceeds of $250,000 from the private placement (the “Private Placement”) to institutional investors (the “Investors”) of its 90 day Promissory Notes (collectively, the “Notes”, each a  “Note”). The loan was advanced pursuant to a Subscription Agreement, dated as of October 11, 2007 (the “Subscription Agreement”), between the Company and the Investors. Pursuant to the Subscription Agreement, the Company issued to the Investors its Notes, scheduled to mature on January 11, 2008, in the aggregate principal amount of $265,957. In connection with the issuance of the Notes, the Company issued to the Investors five-year warrants (the “Investor Warrants”) to purchase up to 265,957 shares of the Company’s Common Stockat a per share exercise price of $1.77. In connection with its investment, the Investors also received an aggregate of 25,000 restricted shares of the Company’s Common Stock.

Under the terms of the Notes, the holder of the Note may declare the Note immediately due and payable upon the occurrence of any of the following events of default (each an “Event of Default”): (i)   the Company fails to pay any installment of principal, interest or other sum due under the Note when due and such failure continues for a period of five (5) days after the due date, (ii) the Company breaches any material covenant or other term or condition of the Subscription Agreement or the Note in any material respect and such breach, if subject to cure, continues for a period of ten (10) business days after written notice to us from the Holder, (iii) any material representation or warranty made by the Company in the Note, in the Subscription Agreement, or in any agreement, statement or certificate given in writing pursuant hereto or in connection therewith shall be false or misleading in any material respect as of the date made and the Closing Date, (iv) the Company makes an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business; or such a receiver or trustee shall otherwise be appointed, (v) any money judgment, writ or similar final process shall be entered or filed against the Company or any of its property or other assets for more than $150,000, and shall remain unvacated, unbonded or unstayed for a period of forty-five (45) days, (vi) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings or relief under any bankruptcy law or any law, or the issuance of any notice in relation to such event, for the relief of debtors shall be instituted by or against the Company and are not dismissed within 45 days of initiation, or (vii) a default by the Company of a material term, covenant, warranty or undertaking of any other agreement to which the Company and Holders are parties, or the occurrence of a material event of default under any such other agreement which is not cured after any required notice and/or cure period.

The Investor Warrants contain a cashless exercise provision. The warrants also provide for protection against dilution in the event that we issue shares prior to exercise of the warrant, so that upon exercise the investor receives the same proportion shares in relation to the then outstanding shares of the Company that he would have received when originally issued the warrants. If any subsequent transaction has a lower per share purchase price or conversion price or a lower per share warrant or option price then, as applicable, we must issue to the Investor that number of additional shares of   Common Stock so that the average per share purchase price of the shares of Common Stock issued to the Investor (of only the Common Stock or Warrant Shares still owned by the Investor) is equal to such other lower price per share and the Conversion Price and Warrant exercise price shall automatically be adjusted to such lower purchase or issue price.

Out of the gross proceeds received the Company paid a due diligence fee of $25,000 and other offering related fees and expenses totaling $2,500.

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

Following the Acquisition Transaction, we reorganized the management and operational activities of the Company. Our acting Chief Executive Officer was appointed President. We retained a Chief Operating Officer for IDO Ltd., a Manager of Business Development for the Company as well as other personnel and outside consultants. We have been seeking to expand our contact base and are aggressively seeking collaborative arrangements worldwide for our Magshoe product. We will need to raise additional working capital to accelerate our sales, marketing, manufacturing and customer service activities, as well as to repay approximately $3.3 million in short-term loans that will become due and payable in August 2007. We presently do not have the capital resources to undertake any of these steps or to repay these debts. We have a non-binding financing proposal from several entities that is subject to the completion of due diligence and no assurance can be provided that we will be able to raise funds on commercially acceptable terms (or at all)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenues - No revenues were recorded for the nine or three months ended September 30, 2007 or during the corresponding periods in 2006.

Research and development  - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $196,094 and $96,933 for, respectively, the nine and three months ended September 30, 2007. For the corresponding periods in 2006, no research and development expenses were incurred.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses of $601,489 and $289,180 for, respectively, the nine and three months ended September 30, 2007 as compared to $53,118 and $3,300 for the corresponding periods in 2006. The increase in selling, general and administrative expenses is principally attributable to the intensified activities following the Acquisition Transaction.

Stock Based Compensation . In June through September  2007, we granted stock options to employees and consultants valued at $5.66 million. The value of these options are being amortized over the vesting periods of each grant. Stock based compensation totaled $2,567,829 and 1,111,752  for the nine and three months ended September 30, 2007, respectively. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the nine and three months ended September 30, 2007 was $414,798 and $213,732, respectively. No interest was incurred in the corresponding periods in 2006. For the nine months ended September 30, 2007, interest included $381,260 related to the convertible promissory notes and $33,538 to related parties . For the three months ended September 30, 2007, interest included $195,198 related to the convertible promissory notes and $18,534 to related parties .

Amortization - During the nine and three months ended September 30, 2007, we recorded amortization of $5,466,314 and $3,403,487, respectively. Amortization related to the debt discount, beneficial conversion feature and deferred finance costs incurred in connection with the placement of our convertible promissory notes which were issued in February, March and April 2007. These costs are amortized to the date of maturity of the debt unless converted earlier.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from the sale of our securities.

As of September 30, 2007, we had a cash balance of $57,139.

Between February 28 and April 18, 2007, we raised $3,000,000 from the private placement to certain institutional and private investors (collectively, the “Investors”) of our 120 day Secured Convertible Notes (collectively, the “Notes”). The loans were advanced pursuant to a Subscription Agreement, dated as of February 28, 2007 (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the Company issued to the Investors its Notes in the aggregate principal amount of $3,240,000, reflecting an original issue discount on the principal amount of the loans of 8% over the 120 day loan period. Notes in the aggregate principal amount of $1,134,000, $1,350,000 and $756,000 were or are scheduled to mature, respectively, on June 28, 2007, July 29, 2007 and August 16, 2007. These investors have been granted a lien on all of our assets, including our intellectual property, to secure the repayment of amounts owing under the Notes and the Subscription Agreement. The maturity dates of Notes totaling $2,484,000 that were scheduled to mature on June 28, 2007 and July 29, 2007 were extended to August 31, 2007. These Notes, as well as Notes in the principal amount of $756,000 that were scheduled to mature on August 16, 2007, were extended to November 29, 2007. Following these extensions, the aggregate principal amount of $3,499,360 payable in respect of the Notes is due and payable by November 29, 2007.

On October 11, 2007, we raised gross proceeds of $250,000 from the private placement to institutional investors (the “October  07 Investors”) of its 90 day Promissory Notes (collectively, the “Notes”, each a  “Note”). The loan was advanced pursuant to a Subscription Agreement, dated as of October 11, 2007 (the “Subscription Agreement”), between the Company and the Investors. Pursuant to the Subscription Agreement, the Company issued to the October 07 Investors its Notes, scheduled to mature on January 11, 2008, in the aggregate principal amount of $265,957.

Cash used in operating activities was $770,550. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $950,171 and was primarily attributable to the consummation of the Acquisition Transaction.

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

We will need to raise additional funds to be able to satisfy our cash requirements over the next twelve months, including satisfying the repayment obligations on the Notes that are scheduled to mature in November 2007 and January 2008. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans which include the repayment of the Notes. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the six month period ended December 31, 2006. Such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

(i) On September 4, 2007, John P. Mitola was appointed to the Company's Board of Directors. Since August 1, 2006, Mr. Mitola has been affiliated with Belair Capital Partners Inc. and Kingsdale Capital International, financial advisory and consulting firms. From January 2000 through February, 2006, Mr. Mitola, was the Chief Executive Officer of Lime Energy Co. (formerly “Electric City Corp.”), a publicly traded company. From August 1993 until December 1999, Mr. Mitola was with Unicom Thermal Technologies (now Exelon Thermal Technologies), Unicom (now Exelon) Corporation’s largest (at that time) unregulated subsidiary at the time, serving as vice president and general manager prior to his departure for Electric City Corp. Mr. Mitola led the growth of Unicom Thermal through the development of Unicom Thermal’s Northwind ™ ice technology and through thermal energy joint ventures between Unicom Thermal and several leading electric utility companies across North America. Prior to his appointment at Unicom Thermal, Mr. Mitola was director of business development for Commonwealth Edison Company, the local electric utility serving Chicago, Illinois and the northern Illinois region. Since April 2003, Mr. Mitola has also served as the chairman of the Illinois State Toll Highway Authority, appointed by the Governor of Illinois.

In connection with his appointment, Mr. Mitola was awarded options to purchase up to 100,000 shares of the Company’s Common Stock at a per share exercise price of $1.00, of which options for 25,000 shares are scheduled at the end of each quarter, beginning September 30, 2007.

(ii) On September 2, 2007, Mr. Jorge Wolf, who since May 15, 2007 has served the Manager of Business Development for each of the Company and IDO Ltd., was appointed as Chief Executive Officer of IDO Ltd.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended
32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.

DATE: November 19, 2007
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL
EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER) AND PRESIDENT