Form 10KSB
period 2007-12-31
IDO Security Inc.
filed 2008-04-15
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

MARK ONE:

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Name of Small Business Issuer in its charter)

Nevada	38-3762886
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

17 State Street, New York, New York 10004
(Address of Principal Executive Offices)

646-214-1234
(Issuer's Telephone Number)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, $.001 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.[  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained  in this form, and no disclosure will  be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ]   No [X].

The issuer's revenues for the year ended December 31, 2007: $49,095

As of April 10, 2008, there were 42,702,198 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates on March 31, 2008  date was approximately $57 million, based on the closing price of such Common Stock on such date, as quoted on the OTC Bulletin Board.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

IDO SECURITY INC.
2007 FORM 10-KSB ANNUAL REPORT

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S INABILITY TO CONTINUE OPERATIONS; THE COMPANY'S INABILITY TO OBTAIN NECESSARY FINANCING; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY'S AUDITORS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

IDO Security Inc. is engaged in the design, development and marketing of technology based security systems for the homeland security and loss prevention markets. Our primary target markets include schools, prisons, commercial aviation and maritime facilities, rail transportation, shopping centers/places of entertainment, business facilities bus and train stations, border crossings, government institutions/buildings, critical infrastructure and defense facilities.

IDO Security Inc. (formerly knows as “The Medical Exchange Inc.”) was incorporated in the State of Nevada on January 23, 2004. On July 25, 2006, we, IDO Security Ltd. (“IDO Ltd.”) and IDO Ltd.’s Selling Shareholders entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which IDO Security Inc. purchased, in March 2007, all of the issued and outstanding share capital of IDO Ltd. (the “Acquisition Transaction”). Following the Acquisition Transaction, IDO Ltd. became a wholly-owned subsidiary of IDO Security Inc. and we adopted the business of IDO Ltd. In June 2007, we then changed our corporate name to “IDO Security Inc.”

 From the commencement of operations in March 2002, IDO Ltd. has been engaged in the design, development, manufacturing and marketing of devices for Shoes-On Metallic Weapons Inspection Systems (SWIS) for the homeland security market that are used in security screening to detect metallic objects (both ferrous and non-ferrous) concealed on or in shoes, ankles and feet through the use of electro-magnetic fields, without the need of removing shoes. These devices were designed specifically for applications in the security screening and detection market to complement the current detection methods for the detection of metallic items during security screenings and at security checkpoints in venues such as schools, prisons, commercial aviation and maritime facilities, rail transportation, shopping centers/places of entertainment, business facilities bus and train stations, border crossings, government institutions/buildings, critical infrastructure and defense facilities.

Through our subsidiary, we have designed and developed a security screening device containing proprietary and patented technology known as the MagShoe. The MagShoe creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear, as well as next to or above the ankles. The proprietary software included in the MagShoe provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe obviates the need to remove the footwear being inspected. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe device has been designed to be portable and to integrate into and complement current security screening arrays and systems.

The MagShoe has been deployed and is in operation in various countries including Israel, Spain, Poland, The Czech Republic, and Australia.

 Our goal is to incorporate our shoes-on weapons metal detection proprietary technology as a complementary technology to the existing walk through metal detectors, thereby augmenting the security equipment and procedures currently used throughout the world.

INDUSTRY BACKGROUND

The tragic attacks of September 11, 2001 on the United States and other terrorist attacks around the world have resulted in a heightened awareness for the need for dramatically increasing the type and quality of security screening at airports and other public venues. As terrorist attacks have increased in frequency and terrorists have increased the level of sophistication of their terrorist operations, those responsible for homeland security have sought new and more sophisticated technologies and products to bolster the effectiveness and minimize the gaps that are inherent in existing security systems.

Airport security has been the focus of homeland security departments worldwide; in particular, the U.S. Department of Homeland Security (DHS) and the Transportation Security Administration (TSA) are mandated to tighten aviation security by allocating resources to create a comprehensive security screening system that can react to current and future security threats. On August 14, 2006, the Transport Security Administration revised its airport security procedures for travelers in the United States, when shoe removal and screening became required for all passengers. The TSA made passenger screening a priority and has recognized that passenger screening of shoes, feet and the ankle area pose a unique challenge and an imminent threat to the safety of passengers. Since the almost successful attempt by terrorists to detonate a shoe bomb on an airplane nearly resulted in mid-air tragedy, increased passenger screening for weapons and concealed bombs has necessitated the removal of shoes by persons entering the security areas and in many instances an even more invasive additional screening by security personnel.

The current screening technologies and procedures for screening of shoes, feet and ankles, do not meet the requirements of homeland security agencies throughout the world and in particular, the TSA and DHS.  Most screening technologies and devices in use today, deliver unacceptable performance, having persistent problems with high false alarm rates, slow throughput, operator dependence and high transaction costs. This inherent weakness in the security screening process has necessitated the imposing of  the security procedure  mandating that passengers remove their shoes prior to a security walk-through gate. This new and imposing security procedure in the United States, for ports-of-entry, is generating delays, requires screening of shoes through baggage scanning equipment which may be insufficient in detecting any items that may be located on a persons shoe, ankle and foot, that are within approximately 10cm (4 inches) of the ground. The current protocols for screening were instituted as stop-gap measures until an effective technology could be implemented to solve the problems.

Currently, the cost of screening an individual at a checkpoint may be as high as several dollars per person, per check, depending upon the cost of security personnel. It is anticipated through the use of new technologies that the cost will drop significantly to lower than one dollar per person, per check. Currently, a significant part of that cost of a security screening is the necessity for the handling and instructing of passengers at the checkpoint bottleneck and the manual re-screening of shoes, foot and ankle area subsequent to the passenger passing through the walk-through metal detector. These procedures are labor intensive and as passenger volume increases, the cost of labor will also increase, unless new technologies can be adapted and utilized.

The MagShoe utilizes proprietary and patented technologies to deliver a shoe and ankle area screening product that is efficient, non-disruptive and delivers ease and speed of use while increasing the quality and efficacy of the screening process. IDO  has developed and manufactured the MagShoe as a portable, easy to use, purpose built metal detector, which can detect metals inside a shoe and next to and on a person’s ankles, in an efficient and non-invasive manner that is complimentary to and easily integrates with current screening practices and security procedures.

OUR SOLUTION – The MagShoe

The MagShoe responds to the need for a quick, reliable and efficient way of conducting a personal screening of the shoes and ankle area, without the need for removing shoes. The MagShoe, a state-of-the-art device, is designed to create specific electro-magnetic fields which are used to detect and assess possible threats from metallic foreign objects by means of an intelligent detector system that evaluates and analyzes multiple parameters including the location of the object, mass and weight against a baseline of what is normally found in shoes and the ankle area. The MagShoe contains our proprietary and patented technology that allows high volume, highly effective screening without the necessity of shoe removal. Scanning time is no more than 1.6 seconds per person, with no need for the passenger to remove his shoes, thereby significantly reducing bottlenecks at security screening points.

The MagShoe is portable, weighing approximately 25 kilograms per unit and can be deployed quickly by existing security personnel, who can integrate the MagShoe into their current security protocols and systems. The subject being screened places his feet on the device in the grooves designated for each foot and in less than 1.6 seconds, the scan and check are completed. An audio-visual signal alerts the operator of the results of the check and the results of the check then appear on the control panel in an easily readable format.

The MagShoe is an electronic system and consists of three main sub systems: a control unit, magnetic field detectors and a processing unit. The control unit is used to calibrate parameters in the system and to display the shoe screening results. The magnetic field detectors are used to detect the metals in and around the shoes and ankles. The Processing unit interfaces between the metal detectors and the control unit.

We believe that the MagShoe scan in conjunction with a walk-through metal detector gate and/or  a hand-held metal detector scan, offers a more thorough security solution. The walk through metal detector gate scan is characterized by its inherent weakness when scanning from ground levels  up to approximately 10 centimeters (4 inches). MagShoe provides  a completely effective coverage for that area without the need to overhaul systems and technology already in place.

The MagShoe is manufactured by our subsidiary, IDO Ltd., at its facilities presently located in Rishon Le Zion, Israel. Our manufacturing plant in Israel has been certified by the International Organization for Standardization (“ISO”). We anticipate that during 2008, the MagShoe will also be manufactured by an outside manufacturer, thereby enhancing our ability to turn out significant quantities of MagShoe as needed.

BUSINESS STRATEGY

Our vision is to build a profitable business that develops and commercializes new, advanced and affordable technologies and related products, to provide comprehensive security screening solutions that are widely adopted.

To achieve these objectives, the key elements of our strategy include the following:

•
Developing and establishing MagShoe brand in the security screening market.
Most of the world’s leading security related businesses have strong brand identities enhancing their competitive position. We seek to establish brand identity for our company, communicate our brand and its values to investors and customers, build a relationship with our targeted markets and reinforce the relationship and further trigger recognition

•
Consumer Market Analysis and our Product Features. We will seek to implement changes to enhance the performance, applications and functionality of MagShoe based on feedback from users, our constant current marketing analysis and our know-how. We believe that the enhancing MagShoe capabilities will add to its competitiveness and encourage its further usage.

•
Research and Development. Our research and development strategy is to continually improve and expand our product offerings by leveraging existing and newly developed proprietary technologies, as well as those of its collaborators, into new product offerings. We are currently focusing our research and development on giving the MagShoe increased capabilities and on expanding its product offerings to additional areas.

•
Global Market Expansion through Strategic and Collaborative Relationships.
 We believe that collaboration with leading scanning device manufacturers and providers is an avenue for us to increase consumer usage of our technology, increase demand for our products and generate revenues. We intend to promote our product sales in different geographic areas, as part of our expanding strategy.

No assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and may need to raise additional capital in order to realize our business plan and effectuate the above strategy. See “Risk Factors.”

MARKETING PLAN AND SALES ORGANIZATION

We have identified a number of markets for our products and have developed programs to gain access to those target markets. Generally, private industry and government facilities that possess sensitive information, valuable assets or by virtue of the nature of their business may be subject to terrorist threats, recognize the need to implement security measures to protect personnel and property. In many instances, laws have been enacted and mandates decreed for compliance with some minimum-security standards. Airport security is a prime example. We target these entities as well as entities where we can demonstrate the need for security measures.

The MagShoe is being sold internationally, primarily through independent regional distributors and local agents, on a non-exclusive basis, and in Israel directly to end-users. MagShoe’s primary markets are in the areas of homeland security and include educational institutions, prisons, commercial aviation and maritime facilities, rail transportation, shopping centers/places of entertainment, business facilities bus and train stations, border crossings, government institutions/buildings, critical infrastructure and defense facilities.

We presently have no steady revenue generating arrangement and no assurance can be provided that we will in fact be able to enter into agreements or arrangements on terms that are commercially acceptable to us. Our success in concluding any revenue generating commercial agreements is premised, in part, on the acceptance of our products. We anticipate that our business may generate disproportionate amount of revenues from one period to another and therefore our financial results will vary significantly from period to period.

Our marketing strategy specifically targets the security market and is based upon a five phase corporate strategy  that defines both the short term and the long term  goals of our company. The five phases of our plan are: (i) determination of short term goals, (ii) determination of the tactics (action tasks) in order to achieve our goals, (iii) determination of aims on a long term perspective, (iv) implementing a strategy in order to achieve our aims, and (v) establishing monitoring and control procedures, which will serve as our metrics for success

We are initially focusing our marketing and sales efforts on sites where these metal detecting devices are currently in use. Security procedures and protocols which relate to metal detection are primarily based on the following devices: (i) walk-through metal detectors (WTMD) and (ii) Hand-held metal detectors. We have based our strategies on a complementary approach, where MagShoe products are to complement the existing security procedures, protocols and equipment that screen for metals.

Our marketing strategy calls for the distributor to market the product to on-site security providers as a system upgrade that enhances the security screening process and that can be used in conjunction with currently used walk-through metal detector gates.

We intend to further develop existing channels of sales and to  locate additional channels of sales, and to enter into representation agreements with distributors of similar items or entities which operate within the security field. We also intend to target the Original Equipment Manufacturer (OEM) market which  will enable us to bundle MagShoe with their walk-through metal detectors suppliers..

According to our tactical marketing program, we have targeted the following market niches: schools, prisons, commercial aviation and maritime facilities, rail transportation, shopping centers/places of entertainment, business facilities bus and train stations, border crossings, government institutions/buildings, critical infrastructure and defense facilities.

According to our  marketing plan, we have and will continue to run field trials and pilot demonstrations. These are directed toward a variety of goals including developing and demonstrating MagShoe’s capabilities and applications. As of today, we have completed a series of pilot programs at strategic locations of the type mentioned above. We expect to both continue and accelerate our activities at Pilot sites,   which will enable us to accomplish  the following: (i) our potential end-users’ understanding of MagShoe products’ benefits under real time operating conditions, (ii) the gathering of statistical data which should yield great value at the time security protocols demand a change, and (iii) create independent performance credentials, which  will serve MagShoe  its efforts for further certification.

We attend trade shows and other security industry gatherings,  on a stand alone basis or  partner with our distributors or potential distributors. We use the media and other avenues to bring our products to the attention of decision makers in the security industry.

SUPPLIERS

Core components of the MagShoe are currently manufactured by our subsidiary, IDO Ltd. Certain non-core components are manufactured by third party unaffiliated contractors. Testing and assembly of MagShoe units are managed by our subsidiary at its facilities in Israel. We purchase certain components from a single source which is based in Israel.

We have recently begun to outsource our primary assembly and manufacturing operations, utilizing turn key contract manufacturers that are ISO certified. However, the outsourcing of these operations may mean that some degree of risks related to manufacturing costs, delivery schedules, yields and other factors are not directly under our control.

SERVICE AND SUPPORT

        Service and support for our product is primarily provided by our independent distributors in consultation with us. Installation is usually effected by the end-user and maintenance support primarily derives from our independent distributors, supported by our in-house engineering staff. This support generally includes consultations with the independent distributor, repair and unit replacement, traveling to the customer site to explain the technical operation of the system, clarifying the configurations, detailing any necessary software customization and defining any integration issues. Once installed, the systems are supported by our independent distributors   Our product generally carrier a one-year warranty and an extended service is offered through a choice of maintenance contracts. Additional support after the expiration of the warranty period is available for a fee.

PATENTS AND PROPIETARY RIGHTS

Protecting our proprietary rights, such as our brand name and our proprietary technologies, is critical to building consumer loyalty and attracting and retaining customers.

We seek to protect our proprietary rights through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements and proprietary rights agreements. We enter into confidentiality and proprietary rights agreements with our service providers, and generally control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may obtain and use our intellectual property, and we cannot be certain that the steps we have taken will prevent misappropriation or confusion among consumers and merchants. If we are unable to procure, protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

We hold one patent issued by the United States Patent and Trademark Office (“USPTO”) covering various aspects of our unique technology for the detection of metal objects and we have one patent application pending in Israel for the same technology.

Except for the patents referred to above, we currently do not have any registered trademarks or patents.

COMPETITION

The market for design, development and marketing of devices for the homeland security is highly competitive and we expect competition to intensify in the future. Many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, sales and marketing resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these entities have large market capitalization or cash reserves and are in a much better position to acquire other companies in order to gain new technologies or products. Many of our competitors also have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

We expect competitors to introduce new and improved products and services with lower prices, and we will need to do the same to remain competitive. We may not be able to compete successfully against either current or future competitors with respect to new products.

We expect competition to increase as other companies introduce products that are that may have increased functionality such as multi-threat detection capability or that incorporate technological advances that are not yet developed or implemented by us. Some of our present and potential competitors have financial, marketing and research resources substantially greater than those of us. In order to compete effectively in this environment, we must continually develop and market new and enhanced products and have the resources to invest in significant research and development activities.

In addition, new generation full body scan technology may replace the need for the MagShoe. This technology, commonly known as “backscatter” x-rays, uses high-energy X-ray waves that are more likely to scatter than penetrate materials as compared to lower-energy X-rays used in the medical field. The result is a detailed image of what’s underneath a person’s clothing, enabling screeners to easily identify foreign objects strapped to the human body beneath garments. The technology is currently in use in a number of countries but has not been accepted in the United States and other countries due to invasion of privacy concerns. Further, it is extremely expensive and therefore possibly cost-prohibitive in many venues.

A significant number of established and startup companies and leaders in the field of body screening for security may be developing applications that could significantly reduce our worldwide markets. Some of these companies are developing walk through “backscatter” and “magnometer” gates that will provide full head to toe body scan capabilities. If one or more of these approaches is widely adopted, it would significantly reduce the potential market for our product.

EMPLOYEES

We presently employ 10 full time employees and consultants, all of whom but for our President and acting Chief Executive Officer, work out of IDO Ltd.’s offices in Israel. None of these employees are subject to collective bargaining agreements.

RESEARCH AND DEVELOPMENT

Since the Acquisition Transaction in March 2007, we incurred $279,177 on the research and development of the MagShoe product.

POST QUARTER EVENT

Effective February 21, 2008, we issued a total of 8,340,948 shares of our common stock to six accredited investors, upon such investors’ ‘cashless exercise’ of 19,514,250 outstanding common stock purchase warrants  held by them.

AVAILABLE INFORMATION

Our Internet website is located at http://www.idosecurityinc.com. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

RISK FACTORS

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED BY VARIOUS RISKS, INCLUDING, BUT NOT LIMITED TO THE PRINCIPAL RISKS NOTED BELOW.

RISKS CONCERNING OUR BUSINESS

OUR NEED FOR ADDITIONAL FINANCING IS ACUTE AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL FAILURE OF OUR COMPANY IN THE FUTURE.

We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due beyond the second quarter of 2008.  Since the Acquisition Transaction and through January 2008, we have been financing our business primarily through the proceeds of short-term working capital loans. Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a  “ 2008 Note”). We are required to make amortizing payments on the 2008 Notes beginning April 2008.

We need to raise additional working capital on an immediate basis in order to meet our operating requirements and satisfy our business plans as well as repay amounts that will come due on the 2008 Notes. We will most likely have to obtain such capital from additional sales of our equity, convertible equity and/or debt securities. At the present time, we have no commitments for any additional financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. In connection with the most recent financing, we granted to the holders of the 2008 Notes a security interest in all of our assets in order to secure our obligation to them. Under the terms of the agreements with these holders, without their consent we may not grant any additional security interest until our obligations incurred in connection with such convertible debenture financing are paid out. The holders of the 2008 Notes will also need to approve any additional financing in our company.

Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business or contain rights, preferences and privileges senior to our Common Stock.

Even if we raise funds to address our immediate working capital requirements, we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all.

If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities. Finally, we may be required to sell our assets or shut down the company and cease operations.

These conditions raise substantial doubt as to our ability to continue as a going concern and may make it more difficult for us to raise additional capital when needed. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

A DEFAULT BY US UNDER OUR 8% SENIOR SECURED CONVERTIBLE DEBENTURES ISSUED IN MAY 2006 WOULD ENABLE THE DEBENTURE HOLDERS TO TAKE CONTROL OF OUR INTELLECTUAL PROPERTY ASSETS.

Between December 5, 2007 and January 24, 2008, we issued $5,404,550 in aggregate principal amount of our 2008 Notes. The 2008 Notes are scheduled to mature between December 2008 and January 2009 and, beginning in April 2008 and on the first business day of each month thereafter, we will be required to prepay 5% of the principal amount of the notes originally issued, but not more than the then outstanding principal amount, together with all interest then due and payable. At this time, we are required to pay this amount in cash.  To secure our obligations under the 2008 Notes, we granted the holders a security interest in all of our assets, including intellectual property. The security interest terminates upon payment or satisfaction of all of Company’s obligations under the 2008 Notes. A default by us under the notes would enable the holders to foreclose on our assets. Any foreclosure could force us to substantially curtail or cease our operations.

We undertook to file by February 22, 2008 a registration statement relating to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants and to use reasonable efforts to cause such registration statement to be declared effective by April 22, 2008 or, in case of a full review of such registration statement, by May 22, 2008. As of the filing of this annual report on Form 10-KSB, the registration statement has not been filed. Accordingly, we owe to the holders of these notes, as of March 23, 2008 approximately $108,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. For each 30 day period thereafter (or any part thereof), we will owe an additional $108,000 in liquidated damages. If any one of the Debenture holders were to deliver to us notice demanding payment of amounts due, then there would be an Event of Default under the agreements with the holders of these debentures, enabling them to foreclose.

WE HAVE A LIMITED OPERATING HISTORY IN THE FIELD OF DESIGN DEVELOPMENT AND MARKETING OF DEVICES FOR THE HOMELAND SECURITY MARKET AND CONSEQUENTLY, THERE IS LIMITED HISTORICAL FINANCIAL DATA UPON WHICH AN EVALUATION OF OUR BUSINESS PROSPECTS CAN BE MADE.

Our wholly-owned subsidiary, IDO Ltd. has been engaged in the design, development and marketing of devices for the homeland security market that are used in security screening to detect metallic objects concealed on or in shoes, ankles and feet through the use of electro-magnetic fields, without the need of removing shoes. We have released only one single product line and have generated limited revenues since inception. As a result, we have limited historical financial data that can be used to evaluate our business prospects and to project future operating results. For example, we cannot predict operating expenses based on our historical results, and we have instead to forecast expenses based in part on future revenue projections. In addition, our ability to accurately forecast our revenue going forward is limited.

WE ARE RELIANT ON REVENUES FROM ONE SINGLE PRODUCT AND OUR PRODUCT MAY BE SUBJECT TO FURTHER DEVELOPMENT AND TESTING.

We currently have only one product that is being marketed and sold, the MagShoe. While the product is unique and we currently believe that we will generate revenues from the MagShoe in the foreseeable future, there is no assurance that this will be the case.

While there is not widely known current direct competition to the MagShoe, there can be no assurance that competitors will not develop and market a superior or more competitively priced product or that the nature of security screenings will change and no longer include the type of screening that the MagShoe was designated for.

Our success is highly dependent on market acceptance of our product, acceptance which is uncertain. If the market for MagShoe (or any related product we develop) fails to grow, develops more slowly than we expect, or becomes saturated with competing products or services, then our business, financial condition and results of operations will be materially adversely affected.

        Investors should consider the risks and uncertainties that we may encounter in a new and unproven market. These uncertainties include:

•	our ability to re-design our present product, if required, and design and develop additional products having the desired technological features in a cost efficient manner;

•	demand for and acceptance of our product utilizing our technologies;

•	our ability to demonstrate the benefits of our product to end users;

•	non-predictable unfavorable economic conditions in the industry; and

•	our ability to raise funds when needed on commercially acceptable terms.

WE HAVE A HISTORY OF OPERATING LOSSES THAT MAY CONTINUE FOR THE FORESEEABLE FUTURE, THUS RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred significant operating losses. Since the Acquisition Transaction in March 2007 and through December 31, 2007, we have incurred $6,808,060 in operating losses. Prior to the Acquisition Transaction, our subsidiary IDO Ltd. incurred operating losses of $60,646 and $501,071 for the two months ended February 2007 and the year ended December 2006, respectively. As of December 31, 2007, we had an accumulated deficit of $15,058,262. We believe that we will continue to incur net losses for the foreseeable future as we continue to further develop and promote the MagShoe and related products. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, marketing and administration as we continue to develop our products. These expenditures will necessarily precede the realization of substantial revenues from the sales of our single product line, if any, which may result in future operating losses.

The report of our independent registered public accounting firm for our financial statements for the year ended December 31, 2007 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This “going concern” paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

        OUR REVENUES DEPEND ON CUSTOMERS’ PROCUREMENT PROCEDURES AND PRACTICES. A SUBSTANTIAL DECREASE IN OUR CUSTOMERS’ BUDGETS WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

 The MagShoe is primarily sold to entities, governmental, public or private, many of which have complex and time-consuming procurement procedures. A substantial period of time often elapses from the time we begin marketing a product until we actually sell that product to a particular customer. In addition, our intended sales to governmental agencies, authorities and companies are directly affected by their budgetary constraints and the priority given in their budgets to the procurement of our products. A decrease in the priorities of our customers’ budgets for the acquisition of our product may adversely affect our results of operations.

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH STRATEGY.

As part of our growth strategy, we seek to further develop MagShoe as a product, become interested in acquiring or invest in complementary, including competitive, businesses, products and technologies. We currently have no commitments or agreements with respect to any acquisitions or investments and we may not be able to consummate any acquisition or investment. Even if we do acquire or invest in these businesses, products or technology, the process of integrating acquired additional technologies and/or assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. In addition, we have limited experience in making acquisitions and managing growth. We may not be able to realize the anticipated benefits of any synergic technologies and/or businesses.

 OUR PRODUCT MAY CONTAIN TECHNOLOGICAL FLAWS WHICH COULD RESULT IN THE FAILURE OF OUR PRODUCT TO ACHIEVE MARKET ACCEPTANCE

Complex technological products like ours often contain unpredictable or non-detectable errors or failures when first introduced or as new versions are released. Despite testing by us, the occurrence of these errors could result in delays or failure to achieve market acceptance of our product, which could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUBJECT TO LOSS IN MARKET SHARE AND MARKET ACCEPTANCE AS A RESULT OF MANUFACTURING ERRORS, DELAYS AND SHORTAGES

        Performance failure in our products may cause loss of market share, delay in or loss of market acceptance, warranty expense or product recall, or other contractual liabilities. We have no experience in high volume manufacturing which may lead to delays or shortages in the availability of our only product. The negative effects of any delay or failure could be exacerbated if failure occurs in the products. If a product or service launch is delayed or is the subject of an availability shortage because of problems with our ability to manufacture or assemble the product or service successfully on a timely basis, or if a product or service otherwise fails to meet performance criteria, we may lose revenue opportunities entirely and/or experience delays in revenue recognition associated with a product or service in addition to incurring higher operating expenses during the period required to correct the defects. There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria.

In addition, given the sensitive nature of the product and its market niche, a failure of the product at the point of deployment could potentially result in a security breach at that may result in significant physical and financial harm.

FAILURE BY US TO MAINTAIN AND PROTECT THE PROPIETARY NATURE OF OUR TECHNOLOGY, INTELLECTUAL PROPERTY AND MANUFACTURING PROCESSES COULD HAVE MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATIONAL RESULTS, FINANCIAL CONDITION AND STOCK PRICE AND OUR ABILITY TO COMPETE EFFECTIVELY.

We rely upon patent, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents we hold may not be broad enough to protect our technology. In addition, our patents may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours, or become available in the market at a lower price.

 There is a risk that we may have infringed or in the future will infringe patents owned by others, that we will need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

We may have to litigate to enforce our patents or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative impact on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to the Company and limitations on the scope or validity of our patents.

We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

 WE ARE DEVELOPING OUR CURRENT PRODUCT LINES INDEPENDENTLY FROM ANY COLLABORATIVE PARTNERS, WHICH WILL REQUIRE US TO ACCESS ADDITIONAL CAPITAL AND TO DEVELOP ADDITIONAL SKILLS TO PRODUCE, MARKET AND DISTRIBUTE THESE PRODUCTS.

We are independently developing, manufacturing, marketing and distributing our MagShoe product. Once our sales increase, these activities may require additional resources and skills that we will need to secure. There is no assurance that we will be able to raise sufficient capital or attract and retain skilled personnel to enable us to ramp up manufacturing, develop new products and market these products. Thus, there can be no assurance that we will be able to fully commercialize the MagShoe or any future products.

GOVERNMENT REGULATIONS AND STANDARDS ARE CONSTANTLY EVOLVING AND UNFAVORABLE CHANGES COULD SUBSTANTIALLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS. REGULATION AND STANDARDS IN CERTAIN COUNTRIES, COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR PRODUCT IN THOSE OR OTHER JURISDICTIONS.

Existing and future laws and regulations may impede the viability and commercialization of our product. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to our field of business. Unfavorable resolution of these issues may substantially harm our business and results of operations.

OUR FAILURE TO RAPIDLY RESPOND TO TECHNOLOGICAL CHANGE AND MARKET NEEDS COULD RESULT IN OUR SERVICES OR SYSTEMS BECOMING OBSOLETE AND SUBSTANTIALLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

With the rapid evolvement of technologies for Homeland Security and such market needs we may be required to license emerging technologies useful in our business, enhance our existing product, develop new products and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to adequately implement new technologies or adapt our business accordingly.

IF WE ARE UNABLE TO SATISFY THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT, OR OUR INTERNAL CONTROL OVER FINANCIAL REPORTING IS NOT EFFECTIVE, THE RELIABILITY OF OUR FINANCIAL STATEMENTS MAY BE QUESTIONED AND OUR SHARE PRICE MAY SUFFER.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures and our management is required to issue a report concerning our internal controls over financial reporting in this Annual Report for our fiscal year ended December 31, 2007. Our independent auditors will be required to issue an opinion on management’s assessment of those matters for our annual report on Form 10-K for our fiscal year ending December 31, 2009. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are relatively new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules.  It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data.  We have invested and will continue to invest significant resources in this process.  Because an audit of our internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our common stock.

RISKS ASSOCIATED WITH OUR SECURITIES AND CAPITAL STRUCTURE

CERTAIN OF THE FORMER PRINCIPAL STOCKHOLDERS OF IDO LTD. MAY HAVE SIGNIFICANT INFLUENCE OVER THE COMPANY.

Gil Stiss, IDO’s former President and currently the Chief Technology Officer of IDO Ltd., currently holds a proxy to vote 25.64% of our outstanding voting stock. As a result, he may possess significant influence, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of its company.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of March 31, 2008, we had 100 million authorized shares of Common Stock, of which 42,702,198 shares of our Common Stock were issued and outstanding as of such date. Approximately 15 million shares have been reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible securities. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

Our board of directors has the authority, without further action or vote of our stockholders, to issue all or any part of the shares of our Common Stock that are authorized for issuance and neither issued nor reserved for issuance. Additionally, we require additional funds to continue to meet our liquidity needs and maintain our operations as presently conducted and to realize our business plan. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our Common Stock. In order to raise capital that we need at today's stock prices, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our Common Stock.

OUR BOARD OF DIRECTORS’ RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK COULD ADVERSELY IMPACT THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

Our board of directors currently has the right to designate and authorize the issuance of our preferred stock, in one or more series, with such voting, dividend and other rights as our directors may determine. The board of directors can designate new series of preferred stock without the approval of the holders of our Common Stock. The rights of holders of our Common Stock may be adversely affected by the rights of any holders of shares of preferred stock that may be issued in the future, including without limitation dilution of the equity ownership percentage of our holders of Common Stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT MARKET PRICES FOR OUR COMMON STOCK.

We are authorized to issue 100,000,000 shares of Common Stock and, as of March 31, 2008, 42,702,189 shares were issued and outstanding. The authorized and unissued shares of our Common Stock may be issued by our board of directors without the approval of the holders of our Common Stock. Availability of a significant number of additional shares of our Common Stock for future sale and issuance could depress the market price of our Common Stock.

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET, WHICH WOULD ADVERSELY AFFECT THE ABILITY OF INVESTORS TO SELL THEIR SECURITIES IN THE PUBLIC MARKET.

Although its common stock is listed on the OTC Bulletin Board, a regular trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for its common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the security industry generally; and

•	general economic conditions.

OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES, YOU MAY EXPERIENCE SUBSTANTIAL DIFFICULTY IN SELLING YOUR SHARES. ADDITIONAL BURDENS IMPOSED UPON BROKER-DEALERS BY THE APPLICATION OF THE “PENNY STOCK” RULES TO OUR COMMON STOCK MAY LIMIT THE MARKET FOR OUR COMMON STOCK.

Our common stock is considered a penny stock. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). If our Common Stock continues to be offered at a market price less than $5.00 per share, and does not qualify for any exemption from the penny stock regulations, our Common Stock will continue to be subject to these additional regulations relating to low-priced stocks.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of our Common Stock and our shareholders’ ability to sell our Common Stock in the market.

RISKS RELATED TO OPERATIONS IN ISRAEL

WE MAY BE ADVERSELY AFFECTED FROM FOREIGN CURRENCY MARKET FLUCTUATIONS.

A portion of our expenses, primarily labor expenses and certain supplier contracts, are nominated in New Israeli Shekels “NIS”.  As a result, we have significant exposure to the risk of fluctuating exchange rates with the US Dollar, our primary reporting currency. The recent weakness of the US Dollar in the international markets has been equally reflected against NIS and this may continue in the future. Since December 31, 2007, the U.S. Dollar has devalued by approximately 12% against NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses.

        WE DEPEND ON A SINGLE DEVELOPING AND MANUFACTURING FACILITY IN ISRAEL AND ARE SUSCEPTIBLE TO ANY EVENT THAT WOULD ADVERSELY AFFECT ITS CONDITION. CONDUCTING OUR SINGLE DEVELOPING AND MANUFACTURING FACILITY IN ISRAEL ENTAILS SPECIAL RISKS.

        Most of the subsidiary’s laboratory capacity, principal research and development and manufacturing facilities are located in the State of Israel and accordingly, all these may be affected by economic, political and military conditions in the State of Israel. In addition, fire, natural disaster or any other cause of material disruption in our operation in this location could have a material adverse effect on our business, financial condition and operating results. As discussed above, to remain competitive in the Homeland Security industry, we must respond quickly to technological developments. Damage to our facility in Israel could cause serious delays in the development of new products and services and, therefore, could adversely affect our business. In addition, the particular risks relating to our location in Israel are described below.

        THE TRANSFER AND USE OF SOME OF OUR TECHNOLOGY AND THE POLITICAL AND ECONOMIC CONDITIONS IN ISRAEL MAY LIMIT OUR ABILITY TO PRODUCE AND SELL OUR PRODUCTS.THIS COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND BUSINESS.

        Our research and development and manufacturing facilities are located Israel. Political, economic and security conditions in Israel directly influence us. Since the establishment of the State of Israel in 1948, Israel and its Arab neighbors have engaged in a number of armed conflicts. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Major hostilities between Israel and its neighbors may hinder Israel’s international trade and lead to economic downturn. This, in turn, could have a material adverse effect on our operations and business.

        Since October 2000, there has been substantial deterioration in the relationship between Israel and the Palestinian Authority that has resulted in increased violence. The future effect of this deterioration and violence on the Israeli economy and our operations is unclear. Ongoing violence between Israel and the Palestinians as well as tension between Israel and the neighboring Syria and Lebanon may have a material adverse effect on our business, financial conditions or results of operations.

ITEM 2.         DESCRIPTION OF PROPERTIES

We do not own any real property. Our corporate offices are located at 17 State Street, New York, NY 10004. The offices are currently provided to us at no charge.

We lease office space comprised of 224 square meters in Rishon Le’Zion in Israel. The office space is used for administrative offices for our subsidiary IDO Ltd., under a sub-lease that had an initial term that commenced in March 2007 and expired in March 2008.  The sub-lease has a renewal option for four successive one year periods.  As of the filing of this report, we are leasing the premises on a month-to-month basis at the monthly rental amount of $1,256. We are currently exploring alternative premises. Through March 2008, the rent for the office premises was $1,200 per month, not including municipal taxes and management fees. As of April 2008, the amount increased to $1,256 per month.   The sub-lessor is a private company whose sole shareholder is Mr. Gil Stiss, IDO Ltd.’s Chief Scientist and a director of IDO Ltd.

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3.         LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate can result in a material adverse effect on our business or operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2007.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted on the OTC Bulletin Board under the symbol "IDOI.” Until May 2007, there was only sporadic trading in our stock. As of May 31, 2007, a more active trading market developed. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

The following table shows the quarterly high and low bid prices for our Common Stock over the last completed quarter of 2007 and the first quarter of 2008 as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on the last reported sale on March 31, 2008 was $1.80.

	LOW	HIGH

2008
First Quarter	$1.41	$3.02

Year Ended December 31, 2007
Second Quarter	$1.00	$2.43
Third Quarter	$2.43	$2.50
Fourth Quarter	$2.05	$3.70

As of April 4, 2008, there were 22 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

DIVIDEND POLICY

We have not paid dividends on our Common Stock and do not expect to pay cash dividends in the foreseeable future. It is the present policy of the Board to retain all earnings to provide funds for the growth of our company. The declaration and payment of dividends in the future will be determined by the Board based upon our earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

We do not have any compensation plans under which equity securities are authorized for issuance.

ITEM 6.         MANAGEMENT DUSCUSSION AND ANALYSYS OR PLAN OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THIS ANNUAL REPORT.

IDO Security Inc. is engaged in the design, development and marketing of devices for the homeland security and loss prevention markets that are intended for use in security screening procedures to detect metallic objects concealed on or in footwear, ankles and feet through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening to complement the current methods for the detection of metallic items during security screenings and at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations requiring individual security screening. Our common stock trades on the OTC Bulletin Board under the symbol IDOI.

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

We believe that the market for security and inspection products will continue to be positively impacted by the threat of terrorist activities and by new government regulations and appropriations for security and inspection products and procedures. We anticipate that the promulgation of new governmental regulation and standards will establish performance baselines against which we will be able to direct certain of our continued research and development spending and market our products to customers, worldwide. In addition, we believe that the increasing awareness on security, in general, will bring to an increasing awareness on available products and methods, such ours, for anti-crime and loss prevention fields.

Following the Acquisition Transaction, we reorganized the management and operational activities of the Company. Our acting Chief Executive Officer was appointed President. We retained a Chief Operating Officer for IDO Ltd. as well as other personnel and outside consultants. We have been seeking to expand our contact base and are aggressively seeking collaborative arrangements worldwide for our MagShoe product. We will need to raise additional working capital to accelerate our sales, marketing, manufacturing and customer service activities. We presently do not have the capital resources to undertake any of these steps or to repay these debts. We have a non-binding financing proposal from several entities that is subject to the completion of due diligence and no assurance can be provided that we will be able to raise funds on commercially acceptable terms (or at all)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of Notes to Consolidated Financial Statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the presented in this report.

Plan of Operations

Subject to raising additional working capital, we intend to pursue our business plan over the next twelve months with respect to product development and enhancement and field testing, as well as initial marketing efforts. We currently have 10 full time employees and consultants. Through December 31, 2008, we intend to expand our internal management and administrative capacities. We expect to continue making substantial investment in equipment and to acquire inventory to facilitate the expansion of pilot projects and to accelerate commercialization efforts.

All references to financial results prior to the date of the Acquisition Transaction (e.g., March 8, 2007) shall mean and refer to the financial results of IDO Ltd. All references to results following the date of the Acquisition Transaction shall mean and refer to the financial results of the IDO Security Inc. and its consolidated subsidiary, IDO Security Ltd.

On December 29, 2006, the Board of Directors of the Company determined to change our fiscal year end from June 30 to December 31. On February 23, 2007, the Company filed an annual report on Form 10-KSB covering the transition period.

Revenues and costs of good sold- We had revenues of $49,095 for the year ended December 31, 2007, all of which were derived from sales of the MagShoe Units. Cost of goods sold in the amount of $107,187 for the year ended December 31, 2007 exceeded sales resulting in gross loss of $58,092. Because we are still a development stage company, the allocation of fixed manufacturing costs to cost of goods sold may continue to result in a negative gross profit until we reach commercial viability.

Research and development   - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries/fees and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $279,177 for the year ended December 31, 2007.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, fees and other related costs for personnel in executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses of $991,688 and $60,470 for the year ended December 31, 2007 and for the transition period ended December 31, 2006, respectively. The increase in selling, general and administrative expenses is principally attributable to the intensified activities following the Acquisition Transaction.

Stock Based Compensation . Between March and September  2007, we granted stock options to employees and consultants valued at $8.4 million. The value of these options are being amortized over the vesting periods of each grant. Stock based compensation totaled $5.4 million  for the year ended December 31, 2007. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the years ended December 31, 2007 and 2006 was $585,001 and $0, respectively. For the year ended December 31, 2007, interest included $548,672 related to the convertible promissory notes and $36,329 to related parties.

Amortization - During the year ended December 31, 2007, we recorded amortization of $7,484,986. Amortization for the 2007 period relates to the debt discount, beneficial conversion feature and deferred finance costs incurred in connection with the placement of our convertible promissory notes which were issued in 2007. These costs are amortized to the date of maturity of the debt unless converted earlier.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily from the sale of our securities.

As of December 31, 2007, we had a cash balance of $353,701.

Between February 28 and April 18, 2007, we raised $3,000,000 from the private placement to certain institutional and private investors (collectively, the “Investors”) of our 120 day Secured Convertible Notes (collectively, the “Notes”). The loans were advanced pursuant to a Subscription Agreement, dated as of February 28, 2007 (the “Subscription Agreement”). Pursuant to the Subscription Agreement, we issued to the Investors its Notes in the aggregate principal amount of $3,240,000, reflecting an original issue discount on the principal amount of the loans of 8% over the 120 day loan period. Notes in the aggregate principal amount of $1,134,000, $1,350,000 and $756,000 were or are scheduled to mature, respectively, on June 28, 2007, July 29, 2007 and August 16, 2007. The maturity dates of Notes totaling $2,484,000 that were scheduled to mature on June 28, 2007 and July 29, 2007 were extended to August 31, 2007. These Notes, as well as Notes in the principal amount of $756,000 that were scheduled to mature on August 16, 2007, were extended to November 29, 2007. Following these extensions, the aggregate principal amount of $3,499,360 payable in respect of the Notes was due and payable by November 29, 2007. Most of the outstanding amounts were rolled into the financing that we completed in January 2008 and discussed below and were thus applied to these investors’ purchase of the securities that we placed in such financing.

On October 11, 2007, we raised gross proceeds of $250,000 from the private placement to institutional investors (the “October  07 Investors”) of our 90 day Promissory Notes (collectively, the “Notes”, each a  “Note”). The loan was advanced pursuant to a Subscription Agreement, dated as of October 11, 2007 (the “Subscription Agreement”), between the Company and the Investors. Pursuant to the Subscription Agreement, the Company issued to the October 07 Investors its Notes, scheduled to mature on January 11, 2008, in the aggregate principal amount of $265,957. Certain of the outstanding amounts were rolled into the 2008 Financing discussed below and were thus applied to these investors purchase of the securities that we placed in the 2008 Financing.

Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a  “ 2008 Note”). The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007 (the “2008 Subscription Agreement”), between the Company and the 2008 Investors.  The Company received net proceeds of $1 million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans that that came due in November 2007. All of the holders of the 2007 Notes and the October 2007 Notes participated in the private placement and the gross proceeds raised include amounts the Company owed to these investors in the approximate amount of $2.7 million that were offset against such investors’ respective purchases of the 2008 Notes. Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, we will be required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a "Scheduled Payment Date."). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”) or (ii).

Cash used in operating activities was $1.3 million for the year ended December 31, 2007. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $991,549 for the year ended December 31, 2007 and was primarily attributable to the consummation of the Acquisition Transaction.

Cash provided by financing activities was $2.65 million for the year ended December 31, 2007. We received proceeds of $4.2 million from the issuance of the Notes, $36,475 from the collections of subscriptions receivable and proceeds from short-term debt incurred by IDO Ltd. of $12,735. In connection with the issuance of the Notes, the Company incurred financing costs of $554,103. In addition, the Company repaid short-term debt incurred by IDO Ltd. totaling $938,056 and repaid Notes totaling $130,000.

We need to raise additional funds to be able to satisfy our cash requirements over the next twelve months, including satisfying our obligations as they come due. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans which include the repayment of the Notes. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their report for the year ended December 31, 2007. Such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

ITEM 7.         FINANCIAL STATEMENTS

The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer (who also serves as our principal financial and accounting officer) to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our President and Chief Executive Officer (who also serves as our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective.

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management has [with the assistance of external advisor] conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

        This annual report does not include an attestation report from the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

During the quarter ended December 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B.      OTHER INFORMATION

As of March 10, 2008, Mr. Wolf ceased performing services as the companies' Manager of Business Development. Mr. Wolf continued to provide services to the companies as an outside consultant at the monthly rate at which he was paid under the agreements with him while we and Mr. Wolf attempted to negotiate an agreement relating to the termination of his services and related matters. On April 10, 2008, Mr. Wolf advised us that he intends to commence legal action with respect to purported breaches by the companies of contractual obligations to him. We believe that Mr. Wolf's position is without merit and it is our intention to vigorously defend ourselves againt any claim by Mr. Wolf.

PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS , PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers, Promoters and Control Persons

        The names, ages and positions of our directors, executive officers and key employees are as follows:

Name	Age	Position
Michael Goldberg	57	President, Acting Chief Executive Officer and Director

Irit Reiner	49	Director

John Mitola	40	Director

Henry Shabbat	67	Chief Operating Officer (IDO Security Ltd.)

Business Experience

        The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

        Michael Goldberg has served as a director and Acting Chief Executive Officer since July 2006, and President since June 2007.  Mr. Goldberg serves as Chief Executive Officer of Rx Medical Services Corp., a position he has held from May 1991. RXM was a medical company, which at one time managed and owned small rural hospitals, clinical laboratories and MRI/CT centers and is now inactive. Mr. Goldberg currently also serves as a Director of Kreisler Industries a publicly traded aero-space engineering company and serves on its Audit and Compensation committee. Mr. Goldberg also consults for both private and public companies.

        Irit Reiner has served as a director since June 2006. Ms. Reiner possesses approximately 25 years experience in the field of arranging and overseeing the provision of recreational touring services to individuals and groups. From January 2002 to March 2006, Ms. Reiner devoted the majority of her time to completing the requisite coursework and obtaining an MBA in business administration from the Jerusalem School of Business Administration at the Hebrew University in Jerusalem (October 2002 to June 2004) and from September 2004 to March 2006 she was enrolled in a post graduate course at the Israel Management Center. From February 1997 to April 2002 she was affiliated with Diesenhuas Peltours, an Israeli based tour operator with various branch offices throughout Israel, where she oversaw the management and operation of several of their branch offices.

        John Mitola has served as a director since September 2007. Mr. Mitola is currently a managing partner with Kingsdale Capital International, a private equity and capital advisory firm specializing in merchant banking. Mr. Mitola also currently serves as Chairman of the Illinois Toll Highway Authority, a position to which he was appointed in March 2003.  From January 2000 to February 2006, he served as chief executive officer of Electric City Corp. He possesses over 20 years experience in the energy and environmental industries, real estate development, venture capital, engineering and construction.

        Henry Shabat has served as the Chief Operating Officer of our subsidiary IDO Security Ltd. since July 2007. Since June 2002, Mr. Shabat has provided consulting and managerial services primarily related to the homeland security field, including development and manufacturing of communications and aeronautical systems, police and security encrypted communications systems and border control systems.

        All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Section 16(A) Beneficial Ownership Reporting C ompliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2007, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements for the fiscal year ended December 31, 2007, except that each of Messrs. Goldberg and Mitola filed a late Form 3 with respect to their election as directors and Ms. Reiner has not yet filed a Form 3.

Code of Ethics

                We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to the address listed on the cover page of this Report on Form 10-KSB.

Audit Committee and Audit Committee Financial Expert

                At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company, at present, does not have significant operations. We are seeking, however, to have a financial expert in our Audit Committee.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth all compensation for each of the last two fiscal years awarded to, or earned by, our Chief Executive Officer and the most highly compensated executive officer other than the Chief Executive Officer serving as such at the end of 2007 whose total compensation exceeded $100,000 for the year ended December 31, 2007.

Name and Principal Position(s)	Year	Salary	Bonus	Option Awards (1)	Total
Michael Goldberg, President and Acting Chief Executive Officer (and Principal Financial Officer) (2)	2007	$115,500	---	$1,997,677 (3)	$2,113,177
Jorge Wolf, former Manager of Business Development (IDO Ltd). (4)	2007	$109,291	--	1,568,569 (5)	$1,677,860

1.  Amounts in this column reflect the expense recognized by us for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options that we issued. The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of seven years, risk free interest rate of 4.69%, no dividend yield and volatility of 134.97%.

2. Mr. Goldberg’s paid employment with the Company began as of July 1, 2007. Mr. Goldberg’s total annual salary is $198,000. Of the amount actually earned through December 31, 2007, $27,000 has been deferred (as of such date).

3. As of December 31, 2007, of the 1,200,000 total option shares that were awarded in June 2007, 693,750 were vested.

4. Of this amount, $43,588 represents amounts that were paid to Mr. Wolf under his agreement with our subsidiary IDO Ltd. Mr. Wolf’s appointment as Manager of Business Development of our wholly-owned subsidiary IDO Ltd. and his retention by both companies commenced as of June 29, 2007. As of March 10, 2008, Mr. Wolf ceased performing services as the companies' Manager of Business Development. See Item 8b (Other Information).

5.  As of December 31, 2007, of the 1,200,000 total option shares, 450,000 were vested.

Employment/Consulting Agreements

Michael Goldberg. On June 20, 2007, we entered into an employment agreement with Mr. Goldberg, which became effective as of July 2, 2007, pursuant to which Mr. Goldberg was retained as our President at an annual salary of $198,000, payable monthly. Mr. Goldberg agreed to defer $4,500 of his monthly gross salary until such time as the Company shall have concluded permanent financing, which period ended in January 2008. The employment agreement has an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Goldberg can terminate the employment agreement and the relationship thereunder at any time upon 60 days’ notice. If during the initial term the Company were to terminate the agreement for any reason other than “Just Cause” (as defined the employment agreement), then the Company is to pay to Mr. Goldberg the salary then payable under the agreement through the scheduled expiration of the initial term; if such termination for any reason other than “Just Cause” were to take place during a renewal period, then the Company is to pay to Mr. Goldberg an amount equal to three months’ salary. Under the agreement, Mr. Goldberg was awarded options to purchase 1,200,000 shares of the Company’s common stock, of which options for 525,000 shares, at a per share purchase price of $0.17, shall be fully vested at the time of grant and options for the remaining shares are to vest in equal installments of 84,375 shares at the end of each calendar quarter, beginning September 30, 2007, at per share exercise prices ranging between $0.25 and $1.25. Mr. Goldberg has served as our Acting Chief Executive Officer since  June  2006.

Jorge Wolf.  On June 29, 2007, we and our subsidiary IDO Ltd. entered into consultancy agreements with Mr. Jorge Wolf pursuant to which Mr. Wolf was retained as Manger of Business Development for each of IDO Security Inc. and IDO Security Ltd. at a monthly fee of $5,286 under each agreement. Each of the consulting agreements had an initial term of two years; thereafter, each agreement provides that it is to be renewed automatically for successive two year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Under the consulting agreement with the Company, Mr. Wolf is entitled to options to purchase 1,200,000 shares (post split) of the Company’s common stock, which are scheduled to vest in equal installments of 150,000 shares at the end of each 90 day period following the execution of the consulting agreement. The per share exercise prices range between $0.17 and $1.17. As of March 10, 2008, Mr. Wolf ceased performing services as the companies' Manager of Business Development. Mr Wolf continued to provide services to the companies as an outside consultant at the monthly rate at which he was paid under the agreements with him while we and Mr. Wolf attempted to negotiate an agreement relating to the termination of his services and related matters. On April 10, 2008, Mr. Wolf advised that breaches by the companies of contractual obligations to him. We believe that Mr. Wolf's position is without merit and it is our intention to vigorously defend ourselves against any claim by Mr. Wolf.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END -- DECEMBER 31, 2007

The following table sets forth information as of December 31, 2007, concerning unexercised options for the purchase of common stock held by the named executive officers.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael Goldberg	525,000	--	$0.17	6/20/14
	84,375	--	0.25	9/30/14
	84,375	--	0.42	12/30/14
		84,375	0.58	3/31/15
		84,375	0.72	6/30/15
		84,375	0.95	9/30/15
		84,375	1.08	12/30/15
		84,375	1.17	3/31/16
		84,375	1.25	6/30/16

Jorge Wolf (1)	150,000		0.17	6/1/14
	150,000		0.25	8/30/14
	150,000		0.42	11/28/14
		150,000	0.58	2/26/15
		150,000	0.72	5/26/15
		150.000	0.95	8/24/15
		150.000	1.08	11/28/15
		150.000	1.17	2/20/16

As of March 10, 2008, Mr. Wolf ceased performing services as the companies' Manager of Business Development. See Item 8b (Other Information).

Compensation of Directors

It is our policy to reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings.

The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Directors.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Irit Reiner	$1,000(2)	$--	$1,000
John Mitola	$--	$247,646(3)	$247,646

1.
Amounts in this column reflect the expense recognized by the Company for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options issued under the Company's 2005 Incentive Plan in 2005.   For information on the assumptions used to calculate the value of stock option grants under FAS 123R, see Note 6 of the Company’s financial statements for the year ended December 31, 2007 included elsewhere in this report. Options are discussed in further detail in the Outstanding Equity Awards at Fiscal Year End Table. The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of 3.68 years, risk free interest rate of 3.07%, no dividend yield and volatility of 134.97%.

2.	Represents payment to Ms. Reiner for attendance at Board meetings.

3.
Represents options for the purchase of up to 100,000 shares of common stock granted to Mr. Mitola in September 2007 at the per share exercise price of $1.00 which vest in 36 monthly installments. As of December 31, 2007, of the 100,000 option shares, 25,000 were vested.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Shareholders, Directors and Executive Officers

The following table sets forth information as of the close of business on March 31, 2008, concerning shares of our common stock beneficially owned by: (i) each director; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 31, 2008. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 42,702,198 shares of common stock outstanding at March 31, 2008.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock
Michael Goldberg President and acting Chief Executive Officer c/o IDO Security Inc. 17 State Street New York, NY	778,125 (1)	1.79%
Henry Shabat Chief Operating Officer of IDO Security Ltd. c/o IDO Security Inc. 17 State Street New York,, NY	90,000(2)	*
Jorge Wolf Former Manager of Business Development c/o IDO Security Inc. 17 State Street New York,, NY	750,000 (3)	1.73%
Irit Reiner Director c/o IDO Security Inc. 17 State Street New York,, NY	624,326 (4)	1.46%
John Mitola Director c/o IDO Security Inc. 17 State Street New York,, NY	50,000 (5)	*
Mr. Gil Stiss Chief Technology Officer of IDO Security Ltd. 41/13 Nahal Lachish St., Ashdod, Israel 77707	10,950,000 (6)	25.64%
Mr. Zeev Bronfeld 6 Uri Street Tel Aviv, Israel	2,750,001	6.44%
EDA Capital Corporation 1685 - 54th Street, Brooklyn NY 11204	2,750,001	6.44%
ACC Holdings Ltd. Pasea Estate, Road Town, Tortola, British Virgin Island	2,750,001	6.44%
Adi Levy 7 Sapir St. Gedera, Israel 70700	2,700,000	6.32%

Rolfe Investments Ltd. Trustco Services Ltd. POB 4436 Zug CH-6304 Switzerland	2,750,001	6.44%
Yoav Hirsh 41/13 Nahal Lachish St. Ashdod 77707 Israel	2,250,000	5.26%
Double U Master Fund LP Harbor House Waterfront DR PO Box 972 Tortola BVI	2,826,250	6.62%
All directors and officers as a group	1,542,451 (7)	3.54%
All directors and officers and 5% stockholders	32,018,705 (8)	72.15%

* Less than 1%.

1.   Represent shares of Common Stock issuable upon exercise of employee stock options. Does not include an additional 421,875 shares issuable upon exercise of employee stock options scheduled to vest through September 2009.

2.   Represent shares of Common Stock issuable upon exercise of employee stock options. Does not include an additional 150,000 shares issuable upon exercise of employee stock options scheduled to vest through September 2009.

3.   Represent shares of Common Stock issuable upon exercise of  stock options. As of March 10, 2008, Mr. Wolf ceased performing services as the companies' Manager of Business Development. See Item 8b (Other Information).

4.  Comprised of 624,326 shares of Common Stock held by Ms. Reiner’s husband. Does not include warrants to purchase an additional 1,315,000 shares of Common Stock and 100,000 shares of Common Stock issuable upon conversion of convertible debt securities, in each case also held by Ms. Reiner husband. The warrants and convertible debt instruments contain provisions that prohibit the exercise of such warrants and/or conversion of the convertible debt instruments if following such exercise or conversion the aggregate holdings of such person would exceed 4.9% of the then issued and outstanding shares of our Common Stock.

5. Represent shares of Common Stock issuable upon exercise of employee stock options. Does not include an additional 50,000 shares issuable upon exercise of employee stock options scheduled to vest through September 2008.

6.  Includes 5,850,000 shares of Common Stock held by other entities for which the holder holds an irrevocable proxy to vote such shares on all matters submitted to stockholders. The selling stockholder disclaims any beneficial interest in the shares to which he holds a proxy.

7.  Includes 918,125 shares of Common Stock issuable upon the exercise of stock options. See Note 4 above.

8.  Includes 5,850,000 shares of Common Stock held by other entities for which an irrevocable proxy to vote such shares on all matters submitted to stockholders and 1,668,125 shares of Common Stock issuable upon the exercise of stock options. See Note 6 above.

In November 2007, the Board and the requisite number of stockholders approved the establishment of the Company’s 2007 Equity Incentive Plan and the 2007 Non-Employee Directors Stock Option Plan. These plans became effective in March 2008. As of December 31, 2007, there were no option issued and outstanding under these plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

One of the individual investors who advanced the Company $200,000 in connection with the private placement of the notes in March 2007 is the spouse of Ms. Irit Reiner, one of the Company’s non-employee directors.

IDO Ltd. sub-leases office space from a private company wholly-owned by Mr. Gil Stiss, IDO Ltd.’s Chief Scientist and a director on of IDO Ltd.  The sub-lease expired in March 2008 and has a renewal option for four successive one year periods.  As of the filing of this report, we are leasing the premises on a month-to-month basis. Through March 2008, the rent for the office premises was $1,200 per month, not including municipal taxes and management fees. As of April 2008, the amount increased to $1,256 per month.

Director Independence

The Board believes that John Mitola meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC.

ITEM 13.  EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.	EXHIBIT

2.1
Securities Purchase Agreement dated as of _July 19, 2006 among The Medical Exchange Inc., IDO Security Ltd. and the selling shareholders identified therein, filed as an Exhibit to the Current Report Field on March 14, 2007 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company. *
3.2	Bylaws of the Company *
4.1	Form of Promissory Note issued to certain investors. *
4.2	Form of Class A Common Stock Purchase Warrant, filed as an exhibit to the Current Report on Form 8-K filed on April 6, 2007
4.3	Form of Warrant *
10.1	Form of subscription Agreement with certain investors.*
10.2	Form of Security Interest Agreement. *
10.3	Employment Agreement dated as of June 1, 2007 between IDO Security Inc. and Michael Goldberg, filed as an exhibit to the Quarterly Report on Form 10-QSB for the three months ended June 30, 2007 +
10.4	Management Agreement dated as of July 1, 2007 between IDO Security Ltd. and Henry Shabat Ltd., filed as an exhibit to the Quarterly Report on Form 10-QSB for the three months ended June 30, 2007 +
10.6	Company's 2007 Equity Incentive plan, filed as an exhibit to the Company’s information statement filed on February 26, 2008
10.7	Company's 2007 Non-Employee Directors Stock option Plan, filed as an exhibit to the Company’s information statement filed on February 26, 2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        On December 29, 2006, the Board of Directors of the Company determined to change the Company’s fiscal year end from June 30 to December 31. On February 23, 2007, the Company filed an annual report on Form 10-KSB covering the transition period. Thereafter, on February 26, 2007, we engaged Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSB&G”) as our principal independent accountant to audit our financial statements, replacing Amisano Hanson (“Amisano-Hanson”), who until such date served as our auditors.

Aggregate fees for professional services rendered for the Company by RMSB&G, our independent registered public accounting firm, for the fiscal year ended December 31, 2007 are set forth below. Additionally, amounts charged by our previous accountants Amisano Hanson, Chartered Accountants for the transition period ended December 31, 2006 are also set forth below.

	Fiscal Year Ended December 31, 2007		Transition Period Ended December 31, 2006

Audit Fees		$74,000	$6,100

Audit Related Fees		$5,000	$--

Tax Fees		$--	$--

All Other Fees	$	---	$--

Total		$79,000	$6,100

Audit Fees were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.  Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees. Tax Fees were for professional services related to tax compliance, tax authority audit support and tax planning.  All Other Fees include any other fees charged by our auditors that are not otherwise specified.

Our full Board pre-approves all audit and permissible non-audit services to be provided by our independent registered public accountants and the estimated fees for these services.  None of the services provided by the independent registered public accountants that are described above were approved by the Audit Committee pursuant to a waiver of the pre-approval requirements of the SEC’s rules and regulations.

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed by the undersigned thereunto duly authorized.

DATE: April 15, 2008
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL
EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER) AND PRESIDENT

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Irit Reiner	Chairman, Director	April 15, 2008
Irit Reiner

/s/ Michael Goldberg	President, Acting Chief Executive Officer and Director	April 15, 2008
Michael Goldberg

/s/ John Mitola	Director	April 15, 2008
John Mitola

IDO SECURITY INC.
(A development stage company)
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IDO Security, Inc.

We have audited the accompanying consolidated balance sheet of IDO Security, Inc. and  Subsidiary (a development stage company) (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended and for the period from January 23, 2004 (date of inception) through December 31, 2007.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated statements of operations, changes in stockholders’ deficit and cash flows of the Company for the year ended December 31, 2006 and the cumulative statements of operations, stockholders’ equity (deficit), and cash flows for the period January 23, 2004 (date of inception) to December 31, 2006 which are included in the  amounts for the period from January 23, 2004 (date of inception) to December 31, 2007, were audited by other auditors whose report dated February 14, 2007 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of their operations and cash flows for the years ended December 31, 2007 and 2006 and for the period from January 23, 2004 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not achieved profitable operations, has incurred recurring losses, has a working capital deficiency and expects to incur further losses in the development of the business raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
April 11, 2008

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders,
The Medical Exchange, Inc.
(A development Stage Company)

We have audited the accompanying statements of operations, changes in stockholders’ equity (deficiency) and cash flows of The Medical Exchange, Inc. (a development stage company) for the six months ended December 31, 2006 and for the period from January 23, 2004 (date of inception) through December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). These standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of The Medical Exchange, Inc. for the six months ended December 31, 2006 and for the period from January 23, 2004 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Amisano Hanson, Chartered Accountants
AMISANO HANSON, CHARTERED ACCOUNTANTS

Vancouver, Canada
February 14, 2007

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$353,701
Due from escrow agent	1,150,000
Inventory	177,037
Prepaid expenses and other current assets	75,678

Total current assets	1,756,416

Property and equipment, net	52,192
Goodwill	1,955,002
Deferred financing costs, net	718,106

Total assets	$4,481,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$516,962
Convertible promissory notes (net of discount of $855,758)	2,256,563
Loan payable, related party	44,826

Total current liabilities	2,818,351

NON-CURRENT LIABILITIES
Convertible promissory notes (net of discount of $2,642,522)	-
Accrued severance pay	155,681

Total liabilities	2,974,032

STOCKHOLDERS' EQUITY
Preferred Stock
20,000,000 shares authorized; none outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized; 34,361,250 and 30,600,000
issued and outstanding, respectively	34,361
Additional paid-in capital	16,431,941
Stock subscription receivable	(25)
Accumulated other comprehensive loss	(331)
Deficit accumulated during the development stage	(14,958,262)

Total stockholders' equity	1,507,684

Total liabilities and stockholders' equity	$4,481,716

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			January 23,
	Year	Six Months	2004 (Date of
	Ended	Ended	Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Revenues	$49,095	$-	$49,095

Cost of sales	107,187	-	107,187

Gross loss	(58,092)	-	(58,092)

Operating expenses
Research and development costs	279,177	-	279,177
Selling, general and administrative expenses	991,688	60,470	1,275,198
Stock based compensation	5,379,103	-	5,379,103

Total operating expenses	6,649,968	60,470	6,933,478

Loss from operations	(6,708,060)	(60,470)	(6,991,570)

Interest expense (including related parties
of $36,329 and $0)	(585,001)	-	(585,001)
Interest income	3,295	-	3,295
Amortization of debt discount	(6,905,171)	-	(6,905,171)
Amortization of beneficial conversion feature	(452,993)	-	(452,993)
Amortization of deferred finance costs	(126,822)	-	(126,822)

Net loss	(14,774,752)	(60,470)	(15,058,262)

Other comprehensive loss
Foreign currency translation adjustment	-	-	(331)

Comprehensive loss for the period	$(14,774,752)	$(60,470)	$(15,058,593)

Basic and diluted loss per share:	$(0.45)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	32,779,589	30,600,000

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

					Accumulated
			Additional		Other	Common
	Common Stock		Paid-in	Accumulated	Comprehensive	Stock
	Shares	Amount	Capital	Deficit	Income	Subscribed	Total
Balances at January 23, 2004
(Date of Inception)	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	6,337,500	6,338	35,913				42,250
Foreign Currency Translation
Adjustment					(154)		(154)
Net loss				(6,893)			(6,893)

Balances at June 30, 2004	6,337,500	6,338	35,913	(6,893)	(154)	-	35,203

Foreign Currency Translation					(44)		(44)
Adjustment
Net loss				(57,251)			(57,251)

Balances at June 30, 2005	6,337,500	6,338	35,913	(64,144)	(198)	-	(22,092)

Common stock issued for cash	24,112,500	24,113	56,263				80,375
Common stock subscriptions						(36,500)	(36,500)
Director's forgiveness of debt			31,806				31,806
Foreign Currency Translation
Adjustment					(133)		(133)
Net loss				(58,896)			(58,896)

Balances at June 30, 2006	30,450,000	30,450	$123,981	$(123,040)	$(331)	$(36,500)	$(5,440)

Common stock issued for cash	150,000	150	350				500

Net loss				(60,470)			(60,470)

Balances at December 31, 2006	30,600,000	30,600	124,331	(183,510)	(331)	(36,500)	(65,410)

Common stock subscriptions						36,475	36,475
Common stock and warrants
issued in connection
with debt placement	3,761,250	3,761	9,986,440				9,990,201
Beneficial conversion feature of			942,067				942,067
of convertible debt issued
Stock based compensation			5,379,103				5,379,103
Net loss				(14,774,752)			(14,774,752)

Balances at December 31, 2007	34,361,250	$34,361	16,431,941	$(14,958,262)	$(331)	$(25)	$1,507,684

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			January 23,
	Year	Six Months	2004 (Date of
	Ended	Ended	Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,774,752)	$(60,470)	$(15,058,262)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	133,190	-	233,190
Amortization of note discount	6,905,171	-	6,905,171
Amortization of beneficial conversion feature of convertible debt	452,993	-	452,993
Accretion of interest on notes payable	509,842	-	509,842
Stock based compensation	5,379,103	-	5,379,103
Increase in net liability for severance pay	4,878	-	4,878
Increase (decrease) in cash attributable to changes in assets and liabilities
Inventory	15,382	-	15,382
Prepaid expenses and other current assets	(62,834)	-	(62,834)
Accounts payable	40,624	-	40,624
Accrued expenses and other current liabilities	82,118	82,082	183,666

Net cash provided by (used in) operating activities	(1,314,285)	21,612	(1,396,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of IDO Security Ltd., net of cash acquired of $19,974	(950,171)	-	(950,171)
Deferred acquisition costs	-	(46,550)	(55,550)
Purchases of property and equipment	(41,378)	-	(41,378)

Net cash used in investing activities	(991,549)	(46,550)	(1,047,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	500	123,125
Stock subscription receivable	36,475	-	(25)
Proceeds from issuance of secured convertible notes	5,375,000	-	5,375,000
Due from escrow agent	(1,150,000)	-	(1,150,000)
Payments of deferred finance costs	(554,103)	-	(554,103)
Proceeds from related party loans	12,735	-	44,541
Proceeds from short-term debt	-	22,500	26,896
Repayment of notes payable	(130,000)	-	(130,000)
Repayment of short-term debt	(938,056)	-	(938,056)

Net cash provided by financing activities	2,652,051	23,000	2,797,378

Effect of foreign currency translation on cash	-	-	(331)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	346,217	(1,938)	353,701

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,484	9,422	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$353,701	$7,484	$353,701

Supplemental disclosures of cash flow information:
Cash paid for interest	$-

Non-cash activities
Issuance of common stock relating to convertible promissory notes	$1,194,931

See Notes to Consolidated Financial Statements.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Overview

IDO Security Inc. (hereinafter, “IDO” or the “Company”) is engaged in the design, development and marketing of devices for the homeland security and loss prevention markets that are intended for use in security screening procedures and are designed to detect concealed metallic objects through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening and detection market to complement the current detection methods for detecting metallic items during security screenings at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations requiring individual security screening. The consolidated financial statements include the accounts of IDO and IDO Security Ltd. ("IDO Ltd."), its wholly-owned subsidiary (collectively the "Company").

IDO was incorporated in the State of Nevada on January 23, 2004 under the name “The Medical Exchange, Inc.”  On July 25, 2006, IDO Ltd. and the holders of all of the issued and outstanding share capital of IDO Ltd. (collectively the “IDO Selling Shareholders”) entered into a Securities Purchase Agreement pursuant to which The Medical Exchange Inc. (“Med Ex”) agreed to purchase all of the issued and outstanding share capital of IDO Ltd. (the “Acquisition Transaction”). On March 8, 2007, the Acquisition Transaction was consummated. Following the consummation of the Acquisition Transaction, IDO Ltd. became a wholly-owned subsidiary of Med Ex and Med Ex adopted the business of IDO Ltd.

In June 2007, Med Ex changed its name to “IDO Security Inc.” and effected other changes to its capital structure discussed in Note 6 (Capital Transactions). The Company also effected a three-for-one forward stock split of its shares of common stock, par value $0.001 (the “Common Stock”). All share figures and results in this Annual Report on Form 10-KSB are reflected on a post-split basis.

All fixed assets are located in Israel and all revenues are derived from shipments to European countries.

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2007, the Company had not achieved profitable operations, had accumulated losses of $15,058,262 (since inception), a working capital deficiency of $1,061,935 and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or management's ability to find sources of additional equity capital. The Company needs to raise additional funds to continue to meet its liquidity needs and realize its business plan and maintain operations. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

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

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has been funding its operating from February to September 2007 from the net proceeds of approximately $2.675 million from the private placement of its short-term convertible debentures. In October 2007, the Company raised net proceeds of $223,000 from the private placement of its 90 day promissory notes. In December 2007 and January 2008, the Company received net proceeds of approximately $1 million from the proceeds of the private placement its two-year 10% Secured Convertible Promissory Notes, after the payment of offering related fees and expenses and after the repayment of short-term debentures and bridge loans that came due.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of IDO Ltd., the Company's wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Development Stage Activities and Operations
The Company is in the development stage and has had insignificant revenues. Statement of Financial Accounting Standard ("SFAS") No. 7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of three months or less at the date acquired to be cash equivalents.  Cash equivalents consist of a money market account.

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

Functional Currency
The majority of Company’s sales are in United States dollars or in United States dollar linked currencies. In addition, the majority of the Company’s investing and financing activities are in United States dollars. Accordingly, the Company has determined the United States dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured in United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation.”  All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

Revenue Recognition
Revenue is recognized upon the sale of product upon shipment to the customer, subject to the following criteria: (i) persuasive evidence of an arrangement exists, (ii) the selling price is fixed and determinable and (iii) no significant obligations remain to the Company and collection of the related receivable is reasonable assured. When the above stated revenue recognition criteria are not met, the Company will record deferred revenue.

Concentrations
The Company maintains cash in a bank account which may, at times, exceed federally insured limits. The Company has not experienced any loss on these accounts. At December 31, 2007, amounts in excess of insurance amounted to approximately $229,000.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories at December 31, 2007 consisted of components totaling $33,847 and partially completed and completed devices totaling $143,190.

Accounts Receivable
Accounts receivable, if any, is reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company will estimate doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay, and current economic trends. The Company will write off accounts receivable against the allowance when a balance is determined to be uncollectible.

Property and Equipment
Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Deferred Financing Costs
Deferred financing costs are being amortized over the respective lives of the convertible promissory notes.

Goodwill
Goodwill consists of the excess of cost over net assets acquired of IDO Ltd. on March 8, 2007. Under the provisions of SFAS no. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.  The evaluation will take place in the first quarter of 2008.

Research and Development
Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

Severance Pay
The Company’s subsidiary liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof (on a pro-rata basis). Such liability in Israel is fully provided by monthly deposits in accordance with insurance policies and by an accrual. The deposited funds include profits accumulated through December 31, 2007. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

Income Taxes
Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are recorded based on the temporary differences between the financial statement and the tax bases of assets and liabilities and for operating loss carry forwards measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates if its net deferred tax assets can be realized and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

Earning (loss) per Share
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	December 31
	2007	2006
Warrants	23,797,048	---
Convertible notes	4,863,065	---
Stock options	3,890,000	--

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments, consisting primarily of cash equivalents, accounts payable and accrued expenses, other current liabilities and convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS 160 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. The Company is currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

In December 2007, the FASB issued SFAS No. 141(revised) “Business Combinations” ("SFAS No. 141 (R)"). SFAS No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. SFAS No. 141(R) is effective for all transactions entered into, on or after January 1, 2009. The Company does not believe that the adoption of this standard on January 1, 2009, will have a material effect on it's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for- profit organizations. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and there was no impact of adoption to its consolidated financial statements.

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

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The application of this standard did not have a material effect on the Company's results of operations or its financial condition.

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted, would have a material affect on the accompanying financial statements.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION

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

Cash	$19,974
Inventories	192,419
Other current assets	12,844
Property and equipment	17,182
Goodwill	1,955,002
Accounts payable and accrued expenses	(77,672)
Amounts due from related parties	(943,251)
Accrued severance pay	(150,803)
$1,025,695

During the fourth quarter of 2007, the Company completed its valuation of the Acquisition Transaction and allocated the value of its intangible assets to goodwill.  As such, goodwill, which originally was recorded at $755,005, was increased to $1,955,002.

Prior to the Acquisition Transaction, IDO Ltd. received loans for working capital purposes from third parties, including stockholders of IDO Inc. At the date of the Acquisition Transaction, IDO Ltd. owed the parties the aggregate amount of $959,361. In connection with the Acquisition Transaction, these third parties assigned their rights to the loans to IDO Inc. As such, the loan balances were offset against goodwill.

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

	Year Ended Ended
	December 31,
	2007	2006

Revenue	$69,080	$47,891

Net loss	$(15,168,002)	$(1,581,015)

Net loss per share,
basic and diluted	$(0.46)	$(.08)

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2007:

Accounts payable	$348,818
Accrued interest	38,539
Accrued compensation costs	90,622
Accrued other	38,983

$516,962

NOTE 5 - PRIVATE PLACEMENT OF DEBT SECURITIES

(i) Secured Convertible Notes

On February 28, 2007 and March 29, 2007, the Company raised gross proceeds of $1,050,000 and $1,250,000, respectively, from the private placement of its 120 day Secured Convertible Notes (the “2007 Notes”). The 2007 Notes were issued pursuant to a Subscription Agreement, dated February 28, 2007 (the "Subscription Agreement”), between the Company and certain investors (the "Investors") pursuant to which the Company was able to raise up to $3 million from the placement of its promissory notes. On April 18, 2007, the Company raised an additional $700,000 under the Subscription Agreement. In connection with the issuance of the 2007 Notes, the Company issued warrants (the “Investor Warrants”) to purchase up to 9,720,000 shares (post split) of the Company’s common stock, par value $0.001 (the “Common Stock”) at a per share exercise price of $1.67. The warrants are exercisable through the fifth anniversary of the effective date of a resale registration statement relating to the Common Stock underlying the securities sold. Under the terms of the Subscription Agreement, the Investors also received 1,770,000 restricted shares (post split) (the “Incentive Shares”) of the Company’s Common Stock.

Pursuant to the Subscription Agreement, the Company issued the 2007 Notes to the Investors in the aggregate principal amount of $3,240,000, which reflects an original issue discount on the principal amount of the loan of 8% with respect to the 120 day loan period and an effective annual interest rate of 23%. Each of the 2007 Notes had an original term of 120 days and was convertible into shares of the Company’s Common Stock at the holder’s option at any time at an initial conversion price of $1.67 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger.

For financial reporting purposes, the Company recorded a discount of $2,042,361 to reflect the value of the warrants and shares issued and in accordance with EITF No. 00-27, an additional discount of $448,263 to reflect the beneficial conversion feature of the 2007 Notes. The discounts are being amortized to the date of maturity unless converted earlier.

A 2007 Note in the aggregate principal amount of $1,134,000 (purchase price of $1,050,000) was originally scheduled to mature on June 28, 2007. In July 2007, the Company and the holder of such 2007 Note agreed to extend the maturity date of this 2007 Note to August 31, 2007. In consideration of the extension, the Company issued to the holder, warrants to purchase an additional 1,701,000 shares (post split) of the Company’s Common Stock on terms and conditions that are identical to the Investor Warrants and also issued 315,000 Incentive Shares (post split). For financial reporting purposes, the Company recorded a discount of $897,902 to reflect the value of the warrants and shares.  The discount is being amortized to the date of maturity unless converted earlier.

On July 26, 2007, the maturity date for 2007 Notes in the aggregate principal amount of $1,350,000 (purchase price of $1,250,000), which were originally scheduled to mature on July 29, 2007, have also been extended to August 31, 2007. In consideration of this extension, the Company issued to these holders, warrants to purchase an additional 1,217,199 shares (post split) of the Company’s Common Stock on terms and conditions that are identical to the Investor Warrants and also issued 218,750 Incentive Shares (post split). For financial reporting purposes, the Company recorded a discount of $958,452 to reflect the value of the warrants and shares. The discount is being amortized to the date of maturity unless converted earlier.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of August 16, 2007, the maturity date for Notes in the aggregate principal amount of $3,323,222, which were originally scheduled to mature on August 31, 2007, were extended to November 29, 2007. At that date, principal of $3,499,360 was due and payable, reflecting an annual effective interest rate of approximately 20%.  In consideration of this extension, the Company issued to these investors warrants to purchase an additional 7,573,500 shares (post split) of the Company’s Common Stock on terms and conditions that are identical to the Investor Warrants and also issued 1,402,500 Incentive Shares (post split). For financial reporting purposes, the Company recorded a discount of $2,832,514 to reflect the value of the warrants and shares . The discount is being amortized to the date of maturity unless converted earlier.

At December 31, 2007, the Company owed principal and accreted interest of $1,578,200 and was in default.  Although no action was taken by the debt holder, the Company incurred default interest at an annual rate of 15%.  The default was cured in January 2008 as the Company paid $902,200 and the balance was re-invested in the Company's private placement of its two-year 10% secured convertible promissory notes discussed below.

In December 2007 and January 2008, principal balances including accreted interest totaling $2,467,160 were re-invested in the Company's private placement of its two-year 10% secured convertible promissory notes discussed below and the remaining balance of $902,200 was repaid.

Interest incurred on the 2007 Notes amounted to $499,360 for the year ended December 31, 2007. Amortization of debt discount and beneficial conversion for the year ended December 31, 2007 amounted to $7,179,492.

(ii) Promissory Notes

On October 11, 2007, the Company raised gross proceeds of $250,000 from the private placement to institutional investors  of its 90 day Promissory Notes (collectively, the “October 2007 Notes”). The loan was advanced pursuant to a Subscription Agreement, dated as of October 11, 2007 (the “Subscription Agreement”), between the Company and the investors. Pursuant to the Subscription Agreement, the Company issued to the investors the October 2007 Notes, originally scheduled to mature on January 11, 2008, in the aggregate principal amount of $265,957.  The effective annual interest rate of the October 2007 notes is 25%. In connection with the issuance of these notes, the Company issued to the investors five-year warrants  to purchase up to 265,957 shares of the Company’s Common Stock at a per share exercise price of $1.77. In connection with their investment, the investors also received an aggregate of 25,000 restricted shares of the Company’s Common Stock.

Out of the gross proceeds received, the Company paid a due diligence fee of $25,000 and other offering related fees and expenses totaling $2,500.

For financial reporting purposes, the Company recorded a discount of $177,019 to reflect the value of the warrants and shares. The discount is being amortized to the date of maturity unless converted earlier.

At December 31, 2007, principal and accreted interest of $260,482 was due.  Upon maturity in January 2008, principal balances including accreted interest totaling $138,390 were re-invested in the Company's private placement of its two-year 10% secured convertible promissory notes discussed below and the remaining balance of $122,092 was repaid.

Interest incurred on the October 2007 Notes amounted to $10,482 for the year ended December 31, 2007. Amortization of debt discount for the year ended December 31, 2007 amounted to $145,157.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(iii) 10% Secured Convertible Promissory Notes

Between December 5, 2007 and January 24, 2008, the Company raised gross proceeds of $5,404,550 from the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of its two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a  “ 2008 Note”). Of such amount, $3,916,160 was raised in December 2007 and $1,488,390 was raised in January 2008.  Certain monies totaling $1.15 million raised in December 2007 were not released by the escrow agent until January 2008. Such funds have been classified as Due from Escrow Agent in the consolidated balance sheet.  The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007 (the “2008 Subscription Agreement”), between the Company and the 2008 Investors.  The Company received net proceeds of $1 million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans that that came due in November 2007. All of the holders of the 2007 Notes and the October 2007 Notes participated in the private placement and the gross proceeds raised include amounts the Company owed to these investors in the approximate amount of $2.6 million that were offset against such investors’ respective purchases of the 2008 Notes.

In connection with the issuance of the 2008 Notes, the Company issued to the 2008 Investors, warrants (the “2008 Investor Warrants”) to purchase up to 5,404,550 shares of the Company’s Common Stock, of which warrants for 2,702,275 shares are exercisable at a per share exercise price of $2.00 and warrants for 2,702,275 shares are exercisable at a per share exercise price of $3.00.

The 2008 Notes have a term of two years and are convertible into shares of Common Stock at the holder's option at any time at an initial conversion price of $1.00 per share (the “Fixed Conversion Price”), subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the Notes accrues at the rate of 10% per annum and is payable upon conversion, a required repayment or upon maturity, whichever occurs first, and will continue to accrue until the Notes are fully converted and/or paid in full.

Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, the Company will be required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a "Scheduled Payment Date"). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”). In addition, provided the Registration Statement is effective, the Company may prepay the amounts outstanding on the 2008 Notes by giving advance notice and paying an amount equal to 115% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their 2008 Notes prior to the actual prepayment.

The Investor Warrants are exercisable through the fifth anniversary of the effective date of the Registration Statement. Holders of the Investor Warrants are entitled to exercise their warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

The conversion price of the 2008 Notes and the exercise price of the Investor Warrants are subject to adjustment. Under the agreements with the holders of 2008 Notes, the Company agreed that if the Company made certain sales of its Common Stock (or securities convertible into Common Stock) to any third party at per share conversion price or exercise price less than the conversion price of the 2008 Notes and/or the exercise price of the 2008 Investor Warrants, adjustments would be made to the conversion price of the then unconverted Notes and to the exercise price of the then unexercised Investor Warrants. The above adjustments do not apply to certain specified transactions, such as the exercise of outstanding options, warrants, or convertible securities, the issuance of securities pursuant to a Company option plans or a non-employee director option plan, or the issuance of options to the Company's directors, officers, and employees, and advisors or consultants, and transactions with strategic investors.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

To secure Company’s obligations to the 2008 Investors, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property. The security interest terminates upon payment or satisfaction of all of Company’s obligations under the 2008 Notes.

For financial reporting purposes, the Company recorded a discount of $3,006,128 to reflect the value of the 2008 Investor Warrants issued and in accordance with EITF No. 00-27, an additional discount of $493,804 to reflect the beneficial conversion feature of the 2008 Notes. The discounts are being amortized to the date of maturity unless converted earlier.

At December 31, 2007, principal of $3,916,160 was due.  Interest incurred on the 2008 Notes amounted to $7,510 for the year ended December 31, 2007. Amortization of debt discount and beneficial conversion for the year ended December 31, 2007 amounted to $33,515.

The Company incurred finder's fees of  $540,455 ($391,616 in 2007), other offering related fees and expenses totaling $25,000 in 2007 and issued five-year warrants to purchase up to 1,080,930 shares (783,332 shares in 2007) of Common Stock at a per share exercise price of $1. The shares underlying these warrants will not be included in the Registration Statement.

The annual maturities of long-term debt as of December 31, 2007 are as follows: 2008 - $3,112,320 and 2009 - $2,642,522.

The Company undertook to file by February 22, 2008, a registration statement under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants and to use reasonable efforts to cause such registration statement to be declared effective by April 22, 2008 or, in case of a full review of such registration statement, by May 22, 2008. If (i) the Registration Statement is not timely filed or declared effective or, if following effectiveness, the Registration Statement cease to be effective without being succeeded within 20  business days by an effective replacement for a period of time which shall exceed 45 days per year, the Investors are entitled receive an amount equal to two percent (2%) of the aggregate principal amount of the Notes remaining unconverted and purchase price of shares issued upon conversion of the 2008 Notes and exercise of the 2008 Investor Warrants for each thirty (30) days (or part thereof), payable in cash or shares (so long as such shares can be resold under Rule 144), at the Company’s option. As of the date of the filing of this annual report on Form 10-KSB, the Company has not filed the registration statement.

NOTE 6 - STOCKHOLDERS EQUITY

On March 9, 2007, the Company’s Board of Directors and the majority of Company’s stockholders authorized:

•	An increase in the number of authorized shares of the Company’s Common Stock from 25,000,000 to 50,0000 shares; and

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In conjunction with the above, the Board of Directors of the Company approved a three-for-one forward stock split. The increase in the number of authorized shares of Common Stock and designation of preferred stock referred to above became effective in June 2007. The forward stock split was effected in June 2007

On November 15, 2007, Company’s Board of Directors and the majority of Company’s stockholders authorized to further increase the number of shares of Common Stock from 50 million to 100 million. The increase became effective in March 2008.

The Company’s Board of Directors is authorized to issue from time to time up to 20 million shares of preferred stock in one or more series, and to fix for each such series such voting power and such designations, preferences, relative participating or other rights, redemption rights, conversion privileges and such qualifications or restrictions thereof as shall be adopted by the board and set forth in an amendment to the Company’s Certificate of Incorporation. Unless a vote of any shareholders is required pursuant to the rights of the holders of preferred stock then outstanding, the board may form time to time increase or decrease (but not below the number of shares of such series outstanding) the number of shares of any series of Preferred Stock subsequent to the issuance of shares of that series.

Stock Option Plan

On November 15, 2007, the Company adopted the Equity Incentive Plan for employees and consultants initially reserving for issuance 3,000,000 shares of Common Stock; and the 2007 Non-Employee Directors Stock Option Plan for non-employee initially reserving for issuance 1,000,000 shares of Common Stock

Stock Option Activity

In June and September 2007, the Company’s board of directors approved grants of stock options to employees and consultants to purchase an aggregate of 3.89 million shares of its common stock with exercise prices ranging from $0.17 to $7.50. The options have terms ranging from five to seven years and vest at various times over a two-year period.

Option activity for 2007 is summarized as follows:

		Weighted
		Average
	Options	Exercise Price

Options outstanding, January 1, 2007	--
Granted	3,890,000	$1.65

Options outstanding, December 31, 2007	3,890,000	$1.65

Aggregate intrinsic value	$7,066,863

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options. There were no option exercises in fiscal 2007.

The following table summarizes information regarding stock options outstanding at December 31, 2007:

		Weighted Average		Options Exercisable
		Remaining		Weighted Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of prices	Outstanding	Life	Price	Exercisable	Price

$0.167 - $0.25	1,006,875	6.25	0.19	1,006,875	$0.19
$0.417 - $0.583	566,250	6.08	0.50	264,375	0.44
$0.717 - $1.083	949,375	5.82	0.93	25,000	1.00
$1.167 - $1.250	367,500	6.17	1.19	-	-
$2.50 - $3.50	500,000	4.68	3.00	250,000	2.50
$5.00 - $7.50	500,000	4.68	6.25	-	-

$0.167-$7.50	3,890,000	5.71	$1.65	1,546,250	$0.62

The weighted average per share fair value of options granted in 2007 was $2.16. The fair value of the options granted was estimated using the Black-Scholes option-pricing model utilizing the following assumptions; volatility - 134.97%, expected life of options - four -seven years, risk free interest rate - 3.07%-5.09% and a dividend yield of 0%.

The Company recognized stock compensation expense of $5,379,103 for the year ended December 31, 2007. As of December 31, 2007, there was $3,025,618 of total unrecognized compensation cost related to nonvested options granted. That cost is expected to be recognized over a weighted-average period of .89 years

Warrants

All of the warrants were issued in 2007 and no warrants were exercised in 2007.  A summary of the warrants outstanding at December 31, 2007 is as follows:

	Exercise	Expiration
Warrants	Price	Date
553,232	$1.00	2012
20,477,656	1.67	2012
1,383,080	2.00	2012
1,383,080	3.00	2012

23,797,048

On February 14, 2008, a total of 19,514,250 warrants issued in connection with the private placement of convertible debt were converted into 8,340,948 of the Company's Common Stock under the cashless exercise provision.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

At December 31, 2007, the Company had available approximately $1.39 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2024 through 2027.  The Company has foreign net operating loss carryforwards of $2.2 million with no expiration date.

Significant components of the Company's deferred tax assets at December 31, 2007 are as follows:

Net operating loss carryforwards	$983,887
Stock based compensation	1,828,895
Patent	(275,000)

Total deferred tax assets	2,812,782
Valuation allowance	(2,812,782)

Net deferred tax assets	$-

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. At December 31, 2006, the Company had a valuation allowance of $62,293.  The increase in the valuation allowance was the result of increased net operating losses and stock based compensation.

As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $62,393 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2007 we have $ 2.8 million of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

IDO Inc. has not filed its U.S. federal returns since its inception.  Due to recurring losses, management believes that once such returns are filed, the Company would not incur an income tax liability. By statute, as IDO Inc. has not filed its federal returns, all such years remain open to examination by the major taxing jurisdictions to which it is subject.  In addition, by statute, the Israeli income tax returns of IDO Ltd. for the years 2004 through 2006 remain open to examination.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company received working capital loans from certain non-management affiliated stockholders of IDO Inc. (see Note 3).  Amounts owed on the loans aggregated to $44,826 at December 31, 2007. Interest incurred on the loans amounted to $36,329 for the year ended December 31, 2007.

IDO Ltd. rents office space from a company wholly-owned by one of its directors, who is also its chief scientist.  See Note 8.

One of the individual investors who advanced the Company $200,000 in connection with the private placement of the notes referred to in Note 3 above is the spouse of Ms. Irit Reiner, one of the Company’s non-employee directors.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS

Employment Agreements

On June 20, 2007, the Board of Directors of the Company appointed Michael Goldberg, the Company’s acting Chief Executive Officer since July 2006, to the position of President. Mr. Goldberg’s appointment became effective on July 2, 2007. In connection with his appointment as President, the Company and Mr. Goldberg entered into an employment agreement pursuant to which Mr. Goldberg will be paid an annual salary of $198,000, payable monthly. Mr. Goldberg agreed to defer $4,500 of his monthly gross salary until such time as the Company shall have concluded permanent financing.  Such deferral of salary ended effective January 1, 2008.  The employment agreement has an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Goldberg can terminate the employment agreement and the relationship there under at any time upon 60 days’ notice. If during the initial term the Company were to terminate the agreement for any reason other than “Just Cause” (as defined the employment agreement), then the Company is to pay to Mr. Goldberg the salary then payable under the agreement through the scheduled expiration of the initial term; if such termination for any reason other than “Just Cause” were to take place during a renewal period, then the Company is to pay to Mr. Goldberg an amount equal to three months’ salary. Under the agreement, Mr. Goldberg will be awarded options to purchase 1,200,000 shares (post split) of the Company’s common stock, of which options for 525,000 shares, at a per share purchase price of $0.17, shall be fully vested at the time of grant and options for the remaining shares are to vest in equal installments of 84,375 shares at the end of each calendar quarter, beginning September 30, 2007, at per share exercise prices ranging between $0.25 and $1.25.

On July 1, 2007, Mr. Henry Shabat was appointed Chief Operating Officer of IDO Ltd. In connection with Mr. Shabat’s retention as IDO Ltd.’s Chief Operating Officer, on July 1, 2007, IDO Ltd. and Henry Shabat Ltd., a company owned by Mr. Henry Shabat, entered into a Management Agreement pursuant to which Mr. Shabat is to serve as IDO Ltd.’s Chief Operating Officer. Under the management agreement, Mr. Shabat is to be paid a monthly fee of $6,000. The management agreement has an initial term of one year; thereafter, the management agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Shabat will be awarded options to purchase 240,000 shares (post split) of the Company’s common stock, which are scheduled to vest in equal installments of 30,000 shares at the end of each 90 day period following the execution of the management agreement. The per share exercise price range between $0.17 and $1.67 (post split).

Consulting Agreements

On June 29, 2007, Mr. Jorge Wolf was appointed as Manager of Business Development for the Company and IDO Ltd. In connection with his appointment, the Company and IDO Ltd. each entered into a consultancy agreement with Wolf pursuant to which he was to be paid a monthly fee of $5,286 under each agreement. Each of the consulting agreements originally had an initial term of two years. Under the agreements with the Company, Mr. Wolf is entitled to options to purchase up to 1,250,000 shares of the Company’s Common Stock at per share exercise prices ranging from $0.167 to $1.167. As of March 10, 2008, Mr. Wolf ceased performing services as the companies' Manager of Business Development.  Mr. Wolf continued to perform services to the companies as an outside consultant at a monthly rate at which he was paid under the agreements with him while we and Mr. Wolf attempted to negotiate an agreement relating to the termination of his services and related matters.  On April 10, 2008, Mr. Wolf advised the Company that he intended to commence legal action with respect to purported breaches by the companies of contractual obligations to him.   We believe that Mr. Wolf's position is without merit and it is our intention to vigorously defend ourselves against any claim by Mr. Wolf.

Operating Lease

IDO Ltd.  leases office space under a sub-lease for a one-year period expiring in March 2008 with a renewal option for four successive one year periods. As of the filing of the annual report, the Company is leasing the premises on a month-to-month basis and is currently exploring alternative premises. Rental fees per month through March 2008 were in the amount of $1,200 with the addition of municipal taxes and management fees.  The monthly rent increased to $1,256 starting in April 2008.

Aggregate rent expenses amounted to $ 17,363 for the year ended December 31, 2007.