Form 10-Q
period 2008-03-31
IDO Security Inc.
filed 2008-05-15
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2008; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 State Street
New York, New York 10004
(Address of principal executive offices, including zip code)

646-214-1234
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a Smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer | | (Do not check if a smaller reporting company) Smaller reporting company |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of May 15, 2008, there were 42,732,198 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2008	2007
CURRENT ASSETS	(UNAUDITED)
Cash and cash equivalents	$187,798	$353,701
Due from escrow agent	-	1,150,000
Inventory	256,183	177,037
Prepaid expenses and other current assets	58,704	75,678

Total current assets	502,685	1,756,416

Property and equipment, net	55,172	52,192
Goodwill	1,955,002	1,955,002
Deferred financing costs, net	901,603	718,106

Total assets	$3,414,462	$4,481,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$673,974	$516,962
Convertible promissory notes
(net of discount of $3,044,396 and $855,758)	165,714	2,256,563
Loan payable, related party	44,826	44,826

Total current liabilities	884,514	2,818,351

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $1,307,986 and $2,642,522)	962,454	-
Accrued severance pay	170,225	155,681

Total liabilities	2,017,193	2,974,032

STOCKHOLDERS' EQUITY
Preferred Stock
20,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized; 42,702,198 and 34,361,250
issued and outstanding, respectively	42,702	34,361
Additional paid-in capital	18,454,231	16,431,941
Stock subscription receivable	(25)	(25)
Accumulated other comprehensive loss	(331)	(331)
Deficit accumulated during the development stage	(17,099,308)	(14,958,262)

Total stockholders' equity	1,397,269	1,507,684

Total liabilities and stockholders' equity	$3,414,462	$4,481,716

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			January 23,
	Three Months	Three Months	2004 (Date of
	Ended	Ended	Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$-	$-	$49,095

Cost of sales	-	-	107,187

Gross loss	-	-	(58,092)

Operating expenses
Research and development costs	112,658	27,006	391,835
Selling, general and administrative expenses	633,123	81,995	1,908,321
Stock based compensation	608,647	-	5,987,750

Total operating expenses	1,354,428	109,001	8,287,906

Loss from operations	(1,354,428)	(109,001)	(8,345,998)

Interest expense	(243,405)	(32,313)	(828,406)
Interest income	1,626	-	4,921
Amortization of debt discount	(388,938)	(155,705)	(7,294,109)
Amortization of beneficial conversion feature	(57,083)	(4,789)	(510,076)
Amortization of deferred finance costs	(98,818)	(23,423)	(225,640)

Net loss	(2,141,046)	(325,231)	(17,199,308)

Other comprehensive loss
Foreign currency translation adjustment	-	-	(331)

Comprehensive loss for the period	$(2,141,046)	$(325,231)	$(17,199,639)

Basic and diluted loss per share:	$(0.06)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	38,577,553	30,824,001

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			January 23,
	Three Months	Three Months	2004 (Date of
	Ended	Ended	Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,141,046)	$(325,231)	$(17,199,308)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	101,689	33,767	334,879
Amortization of note discount	388,938	155,705	7,294,109
Amortization of beneficial conversion feature of convertible debt	57,083	4,789	510,076
Accretion of interest on notes payable	5,475	20,405	515,317
Stock based compensation	608,647	-	5,987,750
Loss on sale of property and equipment	2,553	-	2,553
Increase in net liability for severance pay	14,544	14,492	19,422
Increase (decrease) in cash attributable to changes in assets and liabilities
Inventory	(79,146)	(110)	(63,764)
Prepaid expenses and other current assets	16,974	(1,856)	(45,860)
Accounts payable	35,222	-	75,846
Accrued expenses and other current liabilities	121,790	90,770	305,456

Net cash used in operating activities	(867,277)	(7,269)	(2,263,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of IDO Security Ltd., net of cash acquired of $19,974	-	(980,026)	(950,171)
Deferred acquisition costs	-	-	(55,550)
Proceeds from sale of property and equipment	1,006	-	1,006
Purchases of property and equipment	(9,410)	(1,644)	(50,788)

Net cash used in investing activities	(8,404)	(981,670)	(1,055,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	123,125
Stock subscription receivable	-	-	(25)
Proceeds from issuance of secured convertible notes	600,000	2,300,000	5,975,000
Due from escrow agent	1,150,000	-	-
Payments of deferred finance costs	(160,455)	(325,000)	(714,558)
Proceeds from related party loans	-	17,882	44,541
Proceeds from short-term debt	-	47,738	26,896
Repayment of notes payable	(879,767)	-	(1,009,767)
Repayment of short-term debt	-	(985,794)	(938,056)

Net cash provided by financing activities	709,778	1,054,826	3,507,156

Effect of foreign currency translation on cash	-	-	(331)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(165,903)	65,887	187,798

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	353,701	7,484	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$187,798	$73,371	$187,798

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,266	$32,313

Non-cash activities
Issuance of common stock relating to convertible promissory notes	$1,538,471	$274,294
Issuance of common stock for cashless exercise of warrants	$8,341	$-

See Notes to Consolidated Financial Statements.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -  Basis of presentation

The accompanying unaudited consolidated financial statements of  IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March  31, 2008, the Company had not achieved profitable operations, had accumulated losses of $17 million (since inception), a working capital deficiency of $1.24 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or management's ability to find sources of additional equity capital. The Company needs to raise additional funds on an immediate basis in order to continue to meet its liquidity needs and realize its business plan and maintain operations. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 could impact how fair values are determined and assigned to assets and liabilities in any future acquisition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

NOTE 3 - NET LOSS PER SHARE

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	March 31
	2008	2007
Warrants	6,160,066	2,484,000
Options	3,890,000	-
Convertible notes	5,480,550	496,800

NOTE 4 – GOODWILL

Goodwill consists of the excess of cost over net assets acquired of its subsidiary, IDO Security Ltd. on March 8, 2007. Under the provisions of SFAS no. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performed its impairment test during the quarter ended March 31, 2008 and determined that there was no impairment.

NOTE 5 - PRIVATE PLACEMENT OF DEBT SECURITIES

(i) Promissory Notes

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

For financial reporting purposes, the Company recorded a discount of $177,019 to reflect the value of the warrants and shares. The discount was amortized to the date of maturity.

Upon maturity in January 2008, principal balances including accreted interest totaling $138,390 were re-invested in the Company's private placement of its two-year 10% secured convertible promissory notes discussed below and the remaining balance of $122,092 was repaid.

 (ii) 10% Secured Convertible Promissory Notes

Between December 5, 2007 and January 24, 2008, the Company raised gross proceeds of $5,480,550 from the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of its two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a  “ 2008 Note”). Of such amount, $3,916,160 was raised in December 2007 and $1,564,390 was raised in January 2008.  The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007 (the “2008 Subscription Agreement”), between the Company and the 2008 Investors.  The Company received net proceeds of $1 million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans that that came due in November 2007. All of the holders of the 2007 Notes and the October 2007 Notes participated in the private placement and the gross proceeds raised include amounts the Company owed to these investors in the approximate amount of $2.6 million that were offset against such investors’ respective purchases of the 2008 Notes.

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

Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, the Company is be required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a "Scheduled Payment Date"). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, provided the Registration Statement is effective, the Company may prepay the amounts outstanding on the 2008 Notes by giving advance notice and paying an amount equal to 115% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their 2008 Notes prior to the actual prepayment. As of the filing of this quarterly report on Form 10-Q, the Company has not made any payment in respect of the amounts due on the first Scheduled Payment Date of April 24, 2008.

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

To secure the Company’s obligations to the 2008 Investors, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property. The security interest terminates upon payment or satisfaction of all of Company’s obligations under the 2008 Notes.

For financial reporting purposes, the Company recorded a discount of $4,141,838 ($3,006,128 in 2007) to reflect the value of the 2008 Investor Warrants issued and in accordance with EITF No. 00-27, an additional discount of $658,219 ($493,804 in 2007) to reflect the beneficial conversion feature of the 2008 Notes. The discounts are being amortized to the date of maturity unless converted earlier.

The Company incurred finder's fees of  $540,455 ($391,616 in 2007), other offering related fees and expenses totaling $25,000 in 2007 and issued five-year warrants to purchase up to 1,080,930 shares (783,332 shares in 2007) of Common Stock at a per share exercise price of $1. The shares underlying these warrants will not be included in the Registration Statement.

The Company undertook to file by February 22, 2008, a registration statement under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants and to use reasonable efforts to cause such registration statement to be declared effective by April 22, 2008 or, in case of a full review of such registration statement, by May 22, 2008. If (i) the Registration Statement is not timely filed or declared effective or, if following effectiveness, the Registration Statement cease to be effective without being succeeded within 20  business days by an effective replacement for a period of time which shall exceed 45 days per year, the Investors are entitled receive an amount equal to two percent (2%) of the aggregate principal amount of the Notes remaining unconverted and purchase price of shares issued upon conversion of the 2008 Notes and exercise of the 2008 Investor Warrants for each thirty (30) days (or part thereof), payable in cash or shares (so long as such shares can be resold under Rule 144), at the Company’s option. As of the date of the filing of this Form 10-Q, the Company has not filed the registration statement. The Company intends to file such registration statement following the conclusion, if any, of any additional capital that it raises. Accordingly, the Company owes to the holders of these notes, as of March 31, 2008 approximately $216,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. For each 30 day period thereafter (or any part thereof), they will owe approximately an additional $108,000 in liquidated damages.

Upon demand by the holders, each of the non-filing and non effectiveness of such registration statement by the dates specified above, as well as the non-payment of the amounts due on the Scheduled Payment Dates, would be an Event of Default under the 2008 Notes. As of the filing of this quarterly report on Form 10-Q, no such demand has been made.

NOTE 6 - CAPITAL TRANSACTIONS

Authorized Shares

On November 15, 2007, Company’s Board of Directors and the majority of Company’s stockholders authorized an increase the number of shares of Common Stock from 50 million to 100 million. The increase became effective in March 2008.

Stock Issuances

In April 2008, the company issued 30,000 shares of common stock to a consultant for services to be rendered through December 31, 2009.

Warrants

On February 14, 2008, a total of 19,514,250 warrants issued in connection with the private placement of convertible debt were converted into 8,340,948 of the Company's Common Stock under the cashless exercise provision.

NOTE 7 - Subsequent Event

On April 29, 2008, the Company received from one of its stockholders a loan, payable within 90 days, in the principal amount of $14,000. The loan accrues interest at rate of 10% per annum

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

We urge you to read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC, including the risk factors section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

We have been seeking to expand our contact base and are aggressively seeking collaborative arrangements worldwide for our MagShoe product. We will need to raise additional working capital to accelerate our sales, marketing, manufacturing and customer service activities. We presently do not have the capital resources to undertake any of these steps.

Subject to raising additional working capital, we intend to pursue our business plan over the next twelve months with respect to product development and enhancement and field testing, as well as initial marketing efforts. We currently have 10 full time employees and consultants. Subject to raising additional capital resources, we expect to make substantial investments in equipment and to acquire inventory to facilitate the expansion of pilot projects and to accelerate commercialization efforts. In May 2008, we selected a leading contract manufacturer for high volume production of MagShoe.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 TO THE THREE MONTHS ENDED MARCH 31, 2007

All references to financial results prior to the date of the Acquisition Transaction (e.g., March 8, 2007) shall mean and refer to the financial results of IDO Ltd. All references to results following the date of the Acquisition Transaction shall mean and refer to the financial results of the IDO Security Inc. and its consolidated subsidiary, IDO Ltd.

Revenues and costs of goods sold - No revenues were recorded for the three months ended March 31, 2008 or during the corresponding period in 2007. We first recorded revenues of $49,095 in the quarter ended December 31, 2007, all of which were derived from sales of the MagShoe Units.

Research and development   - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $112,658 for the three months ended March 31, 2008 and $27,006 for the corresponding period in 2007. The increase in research and development expenses is principally attributable to the intensified research and design and development activities following the Acquisition Transaction.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses of $633,123 for the three months ended March 31, 2008 as compared to $81,995 for the corresponding period in 2007. The increase in selling, general and administrative expenses is principally attributable to the intensified activities following the Acquisition Transaction.

Stock Based Compensation Between June and September 2007, we granted stock options to employees and consultants valued at $7.5 million. The value of these options are being amortized over the vesting periods of each grant. Stock based compensation totaled $608,647 for the three months ended March 31, 2008, respectively. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the three months ended March 31, 2008 was $243,405 compared to $32,313 for the corresponding period in 2007. Interest expense relates primarily to the placement of our convertible promissory notes.

Amortization - During the three months ended March 31, 2008, we recorded amortization of $544,839  compared to $183,917 for the corresponding period in 2007. Amortization costs for the 2008 period relates to the debt discount, beneficial conversion feature and deferred finance costs incurred in connection with the placement of our convertible promissory notes which were issued in  2008 and 2007. These costs are amortized to the date of maturity of the debt unless converted earlier.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had a cash balance of $187,798 compared to $353,701 at December 31, 2007.

Cash used in operating activities was $867,277 for the three months ended March 31, 2008. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $8,404 for the three months ended March 31, 2008 primarily attributable to the addition of property and equipment.

Cash provided by financing activities was $709,788 for the three months ended March 31, 2008.  We received proceeds of $1,900,000 from the issuance of the Notes and in connection therewith we incurred financing costs of $160,455. In addition, the Company repaid Notes totaling $1,029,767.

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a  “ 2008 Note”). The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007 (the “2008 Subscription Agreement”), between the Company and the 2008 Investors.  The Company received net proceeds of $1 million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans that that came due in November 2007. All of the holders of the 2007 Notes and the October 2007 Notes participated in the private placement and the gross proceeds raised include amounts the Company owed to these investors in the approximate amount of $2.7 million that were offset against such investors’ respective purchases of the 2008 Notes. Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, we will be required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a "Scheduled Payment Date."). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the value weighted average price (VWAP) of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”). The initial payment, which was due on April 24, 2008, the first Scheduled Payment Date, was not made by us. We do not anticipate making subsequent scheduled payments unless we raise additional cash or the note holders agree to accept restricted shares of our Common Stock.

 In addition, we undertook to file, by February 22, 2008, a registration statement in respect of the resale of the 2008 Notes and the warrants that we issued in connection therewith. As of the filing of this quarterly report on Form 10-Q, we have not filed such registration statement and we do not expect to file such registration statement until following the conclusion, if any, by us of an additional capital raise. However, as we did not file such registration statement by the required filing date of February 22, 2008, we owe to the 2008 Investors, as liquidated damages, 2% of the principal amount of the 2008 Notes. We owe an additional 2% for each 30 days (or any part thereof) that such registration statement is not filed after such date. Accordingly, as of March 31, 2008, we owed approximately $216,000 to these investors as liquidated damages. The liquidated damages, are payable, by the 10th day following each 30 day period, at our option, in cash or shares that may be freely tradable under Rule 144. We have not yet made any payment in respect of the liquidated damages. Upon demand by the holders, each of the non-filing and non effectiveness of the registration statement by the dates specified above, as well as our failure to make the scheduled payments on the first Scheduled Payment Date, would be an Event of Default under the 2008 Notes. As of the date of the filing of this quarterly report on Form 10-Q, no such demand has been made on us.

On April 29, 2008, we received from one of our stockholders a loan, payable within 90 days, in the principal amount of $14,000. The loan accrues interest at rate of 10% per annum.

We need to raise additional funds on an immediate basis to be able to satisfy our cash requirements over the next twelve months, including satisfying our obligations as they come due, and maintain operations as presently conducted. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans which include the repayment of the Notes. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their report for the year ended December 31, 2007. Such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

ITEM 4T.	CONTROLS AND PROCEDURES

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

During the quarter ended March 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On April  29, 2008, we received from one of our shareholders a 90 day loan in the principal amount of $14,000. The loan accrues interest at a per annum rate of 10%.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
4.1	Form of Secured Convertible Promissory Notes issued between December 5, 2007 and January 24, 2008
4.2	Form of Warrant issued between December 5, 2007 and January 24, 2008
10.1	Form of Subscription Agreement entered into by IDO Security Inc. and certain investors between December 5, 2007 and January 24, 2008
10.2	Security Agreement entered into by IDO Security Inc. as of December 5, 2007 in favor of certain investors
31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended
32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2008
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL
EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER) AND PRESIDENT