Form 10-Q
period 2008-06-30
IDO Security Inc.
filed 2008-08-14
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2008; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of August 14, 2008, there were 42,985,018 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
FOR THE PERIODS INDICATED

	June 30,	December 31,
ASSETS	2008	2007
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$42,545	$353,701
Due from escrow agent	-	1,150,000
Inventory	330,184	177,037
Prepaid expenses and other current assets	54,464	75,678

Total current assets	427,193	1,756,416

Property and equipment, net	33,297	52,192
Goodwill	1,955,002	1,955,002
Deferred financing costs, net	788,505	718,106

Total assets	$3,203,997	$4,481,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,348,541	$516,962
Convertible promissory notes
(net of discount of $2,858,850 and $855,758)	1,173,343	2,256,563
Notes payable - other	202,000	-
Loan payable, related party	44,826	44,826

Total current liabilities	2,768,710	2,818,351

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $691,382 and $2,642,522)	756,975	-
Accrued severance pay	188,377	155,681

Total liabilities	3,714,062	2,974,032

STOCKHOLDERS' EQUITY
Preferred Stock
20,000,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized; 42,732,198 and 34,361,250
issued and outstanding, respectively	42,732	34,361
Additional paid-in capital	18,489,396	16,431,941
Stock subscription receivable	(25)	(25)
Accumulated other comprehensive loss	(331)	(331)
Deferred stock based compenation	(77,657)	-
Deficit accumulated during the development stage	(18,964,180)	(14,958,262)

Total stockholders' equity	(510,065)	1,507,684

Total liabilities and stockholders' equity	$3,203,997	$4,481,716

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			January 23,
	Six Months	Six Months	2004 (Date of	Three Months	Three Months
	Ended	Ended	Inception) to	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2008	2007
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$33,684	$-	$82,779	$33,684	$-

Cost of sales	11,408	-	118,595	11,408	-

Gross profit (loss)	22,276	-	(35,816)	22,276	-

Operating expenses
Research and development costs	219,291	99,161	498,468	106,633	72,155
Selling, general and administrative expenses	1,462,597	312,309	2,637,795	829,474	230,314
Stock based compensation - selling, general and administrative	566,185	1,456,077	5,945,288	(42,462)	1,456,077

Total operating expenses	2,248,073	1,867,547	9,081,551	893,645	1,758,546

Loss from operations	(2,225,797)	(1,867,547)	(9,117,367)	(871,369)	(1,758,546)

Interest expense	(311,837)	(201,066)	(896,838)	(68,432)	(168,753)
Interest income	1,803	1,537	5,098	177	1,537
Amortization of debt discount	(1,081,068)	(1,642,679)	(7,986,239)	(692,130)	(1,486,974)
Amortization of beneficial conversion feature	(167,103)	(327,966)	(620,096)	(110,020)	(323,177)
Amortization of deferred finance costs	(221,916)	(92,182)	(348,738)	(123,098)	(68,759)

Net loss	(4,005,918)	(4,129,903)	(18,964,180)	(1,864,872)	(3,804,672)

Other comprehensive loss
Foreign currency translation adjustment	0	0	(331)	0	0

Comprehensive loss for the period	$(4,005,918)	$(4,129,903)	$(18,964,511)	$(1,864,872)	$(3,804,672)

Basic and diluted loss per share:	$(0.10)	$(0.13)		$(0.04)	$(0.12)

Weighted average number of shares outstanding
Basic and diluted	40,654,711	31,581,547		42,731,868	32,330,769

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 23,
	Six Months	Six Months	2004 (Date of
	Ended	Ended	Inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,005,918)	$(4,129,903)	$(18,964,180)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	227,529	133,832	360,719
Amortization of note discount	1,081,068	1,642,679	7,986,239
Amortization of beneficial conversion feature of convertible debt	167,103	327,966	620,096
Accretion of interest on notes payable	5,475	185,771	515,317
Stock based compensation	566,185	1,456,077	5,945,288
Loss on sale of property and equipment	22,415	-	22,415
Increase in net liability for severance pay	32,696	18,197	37,574
Increase (decrease) in cash attributable to changes in assets and liabilities
Inventory	(153,147)	(110)	(137,765)
Prepaid expenses and other current assets	21,214	(5,478)	(41,620)
Accounts payable	37,741		78,365
Accrued expenses and other current liabilities	793,838	18,930	977,504

Net cash used in operating activities	(1,203,801)	(352,039)	(2,600,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of IDO Security Ltd., net of cash acquired of $19,974	-	(950,171)	(950,171)
Deferred acquisition costs	-	-	(55,550)
Proceeds from sale of property and equipment	1,006	-	1,006
Purchases of property and equipment	(10,139)	(2,959)	(51,517)

Net cash used in investing activities	(9,133)	(953,130)	(1,056,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	123,125
Stock subscription receivable	-	36,475	(25)
Proceeds from issuance of secured convertible notes	750,000	3,000,000	5,975,000
Due from escrow agent	1,150,000	-	-
Payments of deferred finance costs	(170,455)	(325,000)	(724,558)
Proceeds from related party loans	-	12,735	44,541
Proceeds from short-term debt	202,000	47,738	228,896
Repayment of notes payable	(1,029,767)	-	(1,009,767)
Repayment of short-term debt	-	(985,794)	(938,056)

Net cash provided by financing activities	901,778	1,786,154	3,699,156

Effect of foreign currency translation on cash	-	-	(331)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(311,156)	480,985	42,545

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	353,701	7,484	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$42,545	$488,469	$42,545

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,266	$-

Non-cash activities
Issuance of common stock and warrants relating
to convertible promissory notes	$1,538,471	$3,624,623
Issuance of common stock for cashless exercise of warrants	$8,341	$-

See Notes to Consolidated Financial Statements.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
(A development stage company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of  IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2008, the Company had not achieved profitable operations, had accumulated losses of $19 million (since inception), a working capital deficiency of $2.34 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operating from February to September 2007 from the net proceeds of approximately $2.675 million from the private placement of its short-term convertible debentures. In October 2007, the Company raised net proceeds of $223,000 from the private placement of its 90 day promissory notes. In December 2007 and January 2008, the Company received net proceeds of approximately $1 million from the proceeds of the private placement its two-year 10% Secured Convertible Promissory Notes, after the payment of offering related fees and expenses and after the repayment of short-term debentures and bridge loans that came due. Additionally, between April and July 2008, the Company received from two previous investors and one stockholder, gross loan proceeds totaling $414,500, which are discussed below in Note 5.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (commonly referred to as the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 162 will have on its financial position, results of operations, cash flows, and disclosures.

In May 2008, FASB issued FSP Accounting Principles Board No. 14−1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14−1”).  FSP APB 14−1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's non−convertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14−1 is effective for us beginning after January 1, 2009.  The Company is  evaluating the effect of adopting FSP APB 14−1 on its financial statements.

In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, shall be effective for us beginning after January 1, 2009.  The Company is  evaluating the effect of adopting FSP APB 14−1 on its financial statements.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	June 30
	2008	2007
Warrants	7,448,866	11,421,000
Options	3,490,000	1,650,000
Convertible notes	5,480,550	1,911,463

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

Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, the Company is required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date (each such date, a "Scheduled Payment Date"). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average of the closing bid price of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, provided the Registration Statement is effective, the Company may prepay the amounts outstanding on the 2008 Notes by giving advance notice and paying an amount equal to 115% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their 2008 Notes prior to the actual prepayment. In July 2008, two investors converted a total of $125,000 of the principal of the 2008 Notes into 125,000 shares of the Company's Common Stock. In addition in July and August 2008, the Company issued a total of 127,820 shares in respect of the principal amounts due on the first four scheduled payments, accrued and unpaid interest due as of such date and liquidated damages.  As of the filing of this Quarterly Report on Form 10-Q, the Company has  not made any other payments in respect of the amounts due on the first four  monthly Scheduled Payment Dates. The Company is in discussions with the lead 2008 Investors in an effort to resolve these matters. The continuing non-payment of these amounts constitutes an Event of Default under the transaction documents with the 2008 Investors.

On August 14, 2008, the Company received from two of the 2008 Investors who hold notes in the principal amount of $350,000, notices advising the Company that the company is in default and demanding immediate payment of principal, accrued interest and all other amounts owing to them.  The Company intends on contacting these 2008 Investors in an effort to resolve this situation.

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

The Company undertook to file by February 22, 2008, a registration statement under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants and to use reasonable efforts to cause such registration statement to be declared effective by April 22, 2008 or, in case of a full review of such registration statement, by May 22, 2008. If (i) the Registration Statement is not timely filed or declared effective or, if following effectiveness, the Registration Statement cease to be effective without being succeeded within 20  business days by an effective replacement for a period of time which shall exceed 45 days per year, the Investors are entitled receive an amount equal to two percent (2%) of the aggregate principal amount of the Notes remaining unconverted and purchase price of shares issued upon conversion of the 2008 Notes and exercise of the 2008 Investor Warrants for each thirty (30) days (or part thereof), payable in cash or shares (so long as such shares can be resold under Rule 144), at the Company’s option. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not filed the Registration Statement. Accordingly, the Company owes to the holders of these notes, as of June 30, 2008 approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. In July 2008, we issued to an investor 24,600 shares of Common Stock in respect of liquidated damages of $24,600. The continuing non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. The Company is in discussions with the lead 2008 Investors in an effort to resolve the issue of the payment of the liquidated damages.

(iii) Promissory Notes

On each of April 29, May 29 and June 17, 2008, the Company received  90 day loans from one of the 2008 Investors in the principal amount of $14,000, $42,500 and $45,700, respectively. These advances were originally evidenced by notes payable on the 90th day of issuance, with interest accruing at a per annum rate of 10%. As of July 30, 2008, the outstanding principal and then accrued interest were consolidated into one promissory note, in the total principal amount of $113,400, representing an original issue discount of approximately 18%. This note is payable at the earlier of  (i) the date the Company consummates a financing where it raise minimum gross proceeds of $2 million or (ii) January 14, 2009.

 From April through July 2008, the Company received from another 2008 Investors and a separate stockholder, loans totaling $312,300. These loans are evidenced by two promissory notes issued by the Company on July 30, 2008, in the aggregate principal amount of $350,000 (the “Notes”), reflecting an original issue discount of approximately 9%. The notes also become due at the earlier to occur of (i) the date the Company consummates a financing where it raises minimum gross proceeds of $2 million or (ii) January 14, 2009. Out of the gross proceeds received, the Company paid offering related fees and expenses totaling $47,500.

These proceeds from the above loans were used for general corporate purposes.

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

Options

In April 2008, the Company issued stock options to each of two employees of the Company's subsidiary for the purchase of up to 100,000 shares of the Company’s Common Stock. The options are exercisable over five years from issuance at $1 per share and vested upon issuance.

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

We believe that the market for security and inspection products will continue to be positively impacted by the threat of terrorist activities and by new government regulations and appropriations for security and inspection products and procedures. We anticipate that the promulgation of new governmental regulation and standards will establish performance baselines against which we will be able to direct certain of our continued research and development spending and market our products to customers, worldwide. In addition, we believe that the increasing awareness of security, in general, will bring increased awareness of available products and methods, such as ours, for anti-crime and loss prevention fields. In fact, based on an article published by TRIPSO.com, Los Angeles International Airport is utilizing, on a test basis, a footwear screening device, dubbed the “PassPort”, designed to detect the presence of explosives that might be used in a shoe bomb. The device takes samples from hands, torso and feet, possibly without the need for passengers to remove their footwear. Unlike the MagShoe, however, the device does not test for or detect metals that can and have been used as weapons. Accordingly, we believe that this deficiency in the device will not allow security personnel to dispense with the need for passengers to remove their footwear.  According to this same source, last year the TSA tested a shoe scanning device, manufactured by General Electric, at the Orlando International Airport, although the device did not meet the TSA’s minimum detection standards and was discontinued later in the year.

Subject to raising additional working capital, we intend to pursue our business plan over the next twelve months with respect to product development and enhancement and field testing, as well as initial marketing efforts. We currently have 10 full time employees and consultants. We have been expanding our contact base and are aggressively seeking collaborative arrangements worldwide for our MagShoe product. In May 2008, we selected a leading contract manufacturer for high volume production of MagShoe and in June 2008, we announced the availability of an elite network of industry leading distributors and systems integrators for the MagShoe device which, together with the high volume production capabilities that we established in the second quarter of 2008, significantly strengthens our infrastructure to commercially manufacture and distribute the MagShoe device. In July 2008, we announced our entry into a collaborative relationship with Bryant Integrated Technologies, a leading security and consulting firm, to lead our product distribution efforts in the United States, and with Hwan Technology and Trade Co., one of China’s largest distributors of walk-through metal detectors, to lead our distribution efforts in China. Shortly thereafter, we announced our initial sale of the MagShoe Unit (through Bryant) in the United States to a leading commercial cruise line which intends to use the MagShoe device to significantly reduce passenger waiting lines while improving security. We will, however, need to raise additional working capital to accelerate our sales, marketing, manufacturing and customer service activities. We presently do not have the capital resources to undertake any of these steps.  Subject to raising additional capital resources, we expect to make substantial investments in equipment and to acquire inventory to facilitate the expansion of pilot projects and to accelerate commercialization efforts.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2007

All references to financial results prior to the date of the Acquisition Transaction (e.g., March 8, 2007) shall mean and refer to the financial results of IDO Ltd. All references to results following the date of the Acquisition Transaction shall mean and refer to the financial results of the IDO Security Inc. and its consolidated subsidiary, IDO Ltd.

Revenues and costs of goods sold – Revenues for each of the six and three months ended June 30, 2008 were $33,684, all of which were derived from sales of our MagShoe device. No revenues were recorded during the 2007 periods.  Costs of goods sold were $11,408 for the six months and three months ended June 30, 2008. The gross margin of 66% in the period was achieved primarily as a result of a limited number of units being sold outside of the normal distribution channels. Management does not anticipate that these high gross margins are sustainable for the foreseeable future.

Research and development   - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the six and three months ended June 30, 2008 in the amount of $219,291 and $106,633, respectively, compared to $99,161 and $72,155 for the corresponding periods in 2007. The increase in research and development expenses during the 2008 periods is principally attributable to the intensified research and design and development activities following the Acquisition Transaction.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, consulting and other professional fees, and other costs related to administrative functions.  The 2008 periods also include liquidated damages attributable to the delay by us in the filing of a registration statement as required under certain investment agreements. Liquidating damages amounted to approximately $540,000 and  $324,000 for the six and three months ended June 30, 2008.  We incurred selling, general and administrative expenses for the six and three months ended June 30, 2008 of $1,462,597 and $829,474, respectively, compared to $312,309 and $230,314 for the corresponding periods in 2007. The increase in selling, general and administrative expenses during the 2008 periods is principally attributable to the charge for the liquidated damages as well intensified activities following the Acquisition Transaction.

Stock Based Compensation Between June 2007 and April 2008, we granted stock options to employees and consultants initially valued at $7.6 million. The value of these options is being amortized over the vesting periods of each grant. The value of options granted to consultants are periodically remeasured until such options vest.  Stock based compensation expense for the six months ended June 30, 2008 totaled $566,185. For the three months ended June 30, 2008, stock based compensation was negative $42,462 as a result of the remeasurement of unvested options granted to consultants, as well as the forfeiture of certain options originally estimated to vest. For each of the six and three months ended June 30, 2007, the stock based compensation charge totaled $1,456,077.  Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the six and three months ended June 30, 2008 were $311,837 and $68,432, respectively, compared to $201,066 and $168,753 for the corresponding periods in 2007. Interest expense relates primarily to the placement of our convertible promissory notes.

Amortization - During the six and three months ended June 30, 2008, we recorded amortization of $1,470,087 and $925,248, respectively, compared to $2,062,827 and $1,878,910 for the corresponding periods in 2007. Amortization costs for the 2008 periods relate to the debt discount, beneficial conversion feature and deferred finance costs incurred in connection with the placement of our convertible promissory notes, which were issued in 2008 and 2007. These costs are amortized to the date of maturity of the debt unless converted earlier.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had a cash balance of $42,545 compared to $353,701 at December 31, 2007.

Cash used in operating activities was $1,203,801 for the six months ended June 30, 2008. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $9,133 for the six months ended June 30, 2008 primarily attributable to the addition of property and equipment.

Cash provided by financing activities was $901,778 for the six months ended June 30, 2008.  We received proceeds of $1,900,000 from the issuance of the Notes and in connection therewith, we incurred financing costs of $160,455. In addition, we repaid outstanding promissory notes totaling $1,029,767. We also received proceeds totaling $202,000 in short-term financing from certain shareholders and investors of the Company.  We incurred financing costs of $10,000.

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a  “ 2008 Note”). The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007 (the “2008 Subscription Agreement”), between the Company and the 2008 Investors.  The Company received net proceeds of $1 million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans that that came due in November 2007. All of the holders of the 2007 Notes and the October 2007 Notes participated in the private placement and the gross proceeds raised include amounts the Company owed to these investors in the approximate amount of $2.7 million that were offset against such investors’ respective purchases of the 2008 Notes. Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, we are required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a "Scheduled Payment Date."). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average closing price of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”). The initial payment, which was due on April 24, 2008, the first Scheduled Payment Date, was not made by us. We did not make any of these payments as of June 30, 2008; between July and August 2008 we issued 103,220 shares in payment of $103,220 of principal and interest due through July 24, 2008 to two of these investors. We are in discussion with the lead 2008 Investors in an effort to resolve these matters though no assurance can be provided that we will be successful. The continuing non-payment of these amounts constitutes an Event of Default under the transaction documents with the 2008 Investors.  On August 14, 2008, we received from two of the 2008 Investors who hold notes in the aggregate principal amount of $350,000, notices advising us that we are in default and demanding immediate payment of principal, interest and all other amounts owing to them. We intend to contact the investors in an effort to resolve this situation, though no assurance can be provided that we will be successful in reaching such resolution.

 In addition, we undertook to file, by February 22, 2008, a registration statement in respect of the resale of the 2008 Notes and the warrants that we issued in connection therewith. As of the filing of this quarterly report on Form 10-Q, we have not filed such registration statement and we do not expect to file such registration statement until following the conclusion, if any, by us of an additional capital raise. However, as we did not file such registration statement by the required filing date of February 22, 2008, we owe to the 2008 Investors, as liquidated damages, 2% of the principal amount of the 2008 Notes. We owe an additional 2% for each 30 days (or any part thereof) that such registration statement is not filed after such date. Accordingly, as of June 30, 2008, we owed approximately $540,000 to these investors as liquidated damages. The liquidated damages, are payable, by the 10th day following each 30 day period, at our option, in cash or shares that may be freely tradable under Rule 144. As of June 30, 2008, we did not make any payment in respect of the liquidated damages. in July 2008, we issued 24,600 shares to one investor in payment of liquidated damages of $24,600. The continuing non-payment of these amounts constitutes an Event of Default under the transaction documents with the 2008 Investors.

Between April 29, 2008 and July 28, 2008, we received gross loan proceeds of $414,500 from two 2008 investors and one stockholder. All of these loans are currently evidenced by notes issued by the Company on July 30 2008 in the aggregate principal gross amount of $463,400, representing a original issue discount ranging from  approximately 9% to 18%. All of these notes are scheduled to come due at the earlier to occur of (i) a financing where we raise minimum gross proceeds of $2 million or (ii) January 14, 2009. The proceeds of these loans have been used by us to meet operating expenses.

We need to raise additional funds on an immediate basis to be able to satisfy our cash requirements over the next twelve months, including satisfying our obligations as they come due, and maintain operations as presently conducted. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans which include the repayment of the Notes. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities. No assurance can be provided that additional capital will be available to us on commercially acceptable terms, or at all. Our auditors included a "going concern" qualification in their report for the year ended December 31, 2007. Such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our acting Chief Executive Officer (and Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our acting Chief Executive Officer (and Principal Financial and Accounting Officer) concluded that our disclosure controls and procedures were effective.

During the quarter ended June 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On May 25, 2008, a certain stockholder (the “Stockholder”) who holds 2,250,000 of our issued and outstanding shares of Common Stock (representing approximately 5.2% of our currently issued and outstanding holdings) initiated a suit against Company and an officer and director of its Subsidiary (the “Affiliate”) in the District Court in Petah Tikva, Israel, seeking the following substantive relief: (i) a court order instructing IDO to remove the restrictive legend on certain of its shares (so as to facilitate their resale on the open market) and (ii) declaratory judgment that a power of attorney which the Stockholder gave to the Affiliate in connection with the Stockholder’s purchase in June 2006 of its shares in the Company is null and void. The Stockholder, who was formerly affiliated with IDO Security Ltd. prior to the Acquisition Transaction, purchased his shares directly from the Company in June 2006 and, in connection with such purchase, gave to the Affiliate a power of attorney with respect to the disposition of his shares. In addition, the agreements under which the Stockholder’s shares were purchased contain restrictions on resale of the shares.

On July 8, 2008, the Company, through Israeli based attorneys, moved to, among other things, (i) dismiss the suit or, in the alternative, to delay proceedings pending determination of appropriate venue, (ii) transfer the matter to the District Court in Jerusalem due to a lack of jurisdiction in the present forum and (iii) summary judgment. On July 15, 2008, the court held a preliminary hearing, following which the court instructed the parties to reach a mutually acceptable resolution of the issues by August 15, 2008 (which date has been extended by mutual agreement to September 1, 2008) and, failing that, to initiate mediation proceedings. In the event that the mediation proceedings do not produce a resolution, then the Court will address the issues. We believe that we have meritorious defenses to this lawsuit and intend to aggressively defend our interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Commencing on April 24, 2008 and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, we are required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date. The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average closing price of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended. The initial payment, which was due on April 24, 2008, the first Scheduled Payment Date, was not made by us. We did not make any of these payments as of June 30, 2008; between July and August 2008 we issued103,220 shares representing principal and accrued interest in the aggregate amount of $103,220 representing principal and accrued interest to two of these investors. We are in discussion with the lead 2008 Investors in an effort to resolve these matters. As of the filing of this Quarterly Report on Form 10-Q, we owe to the 2008 investors principal payments and accrued interest totaling $1,083,578.

In addition, we undertook to file, by February 22, 2008, a registration statement in respect of the resale of the 2008 Notes and the warrants that we issued in connection therewith. As of the filing of this quarterly report on Form 10-Q, we have not filed such registration statement. However, as we did not file such registration statement by the required filing date of February 22, 2008, we owe to the 2008 Investors, as liquidated damages, 2% of the principal amount of the 2008 Notes. We owe an additional 2% for each 30 days (or any part thereof) that such registration statement is not filed after such date up and until July 24, 2008. Accordingly, as of June 30, 2008, we owed approximately $540,000 to these investors as liquidated damages. As of June 30, 2008, we did not make any payment in respect of the liquidated damages. As of the date of the filing of this quarterly report on Form 10-Q, we issued to an investor 24,600 shares of our Common Stock representing liquidated damages in the amount of $24,600.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

(i) On August 14, 2008, we received from two of the 2008 Investors who hold notes in the aggregate principal amount of $350,000, notices advising us that we are in default and demanding immediate payment of principal, interest and all other amounts owing to them. We intend to contact the investors in an effort to resolve this situation, though no assurance can be provided that we will be successful in reaching such resolutions.

(ii) Between April 29 and June 17, 2008, we received 90 days loans from one of the 2008 Investors in the aggregate principal amount of $102,200.  These advances were originally evidenced by notes payable on the 90th day of issuance, with interest accruing at a per annum rate of 10%.  As of July 30, 2008, the outstanding principal and then accrued interest were consolidated into one promissory note, in the total principal amount of $113,400, representing an original issue discount of approximately 18%.  This note is payable at the earlier of (i) the date we consummate a financing where we raise minimum gross proceeds of $2 million of (ii) January 14, 2009.

Between April and July 2008, we received from another 2008 Investors and a separate stockholder, loans totaling $312,300.  The loans are evidenced by two promissory notes issued by us on July 30, 2008, in the aggregate principal amount of $350,000 (the “Notes”), reflecting an original issue discount of approximately 9%.  The notes also become due at the earlier to occur of (i) the date the Company consummates a financing where it raises minimum gross proceeds of $2 million or (ii) January 14, 2009.  Out of the gross proceeds received, the Company paid offering related fees and expenses totaling $47,500.

These proceeds from the above loans were used for general corporate purposes.

Under the terms of the Notes, the holder of a Note may declare the Note immediately due and payable upon the occurrence of any of the following events of default (each an “Event of Default”): (i) the Company fails to pay any installment of principal, interest or other sum due under the Note when due and such failure continues for a period of five (5) days after the due date, (ii) the Company breaches any material covenant or other term or condition of the Note in any material respect and such breach, if subject to cure, continues for a period of ten (10) business days after written notice to us from the Holder, (iii) any material representation or warranty made by the Company in the Note or in any agreement or certificate given in writing pursuant hereto or in connection therewith shall be false or misleading in any material respect as of the date made and the Closing Date, (iv) the Company makes an assignment for the benefit of creditors, or applies for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business; or such a receiver or trustee shall otherwise be appointed, (v) any money judgment, writ or similar final process shall be entered or filed against the Company or any of its property or other assets for more than $500,000, and shall remain unvacated, unbonded or unstayed for a period of forty-five (45) days, (vi) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings or relief under any bankruptcy law or any law, or the issuance of any notice in relation to such event, for the relief of debtors shall be instituted by or against the Company and are not dismissed within 45 days of initiation, or (vii) the de-listing of the Common Stock from over the over-the-counter Bulletin Board or any other principal market or exchange for 15 consecutive trading days or notification from such market that the Company is not in compliance with the conditions for continued listing, (viii) a default by the Company under any one or more obligations in an aggregate amount in excess of $200,000 for more than 20 days after the due date unless the Company is contesting the validity of such obligation in good faith, (ix) the entry of a stop trade order (judicial or by the Securities and Exchange Commission) or principal market trading suspension that lasts for five consecutive trading days or more and (x) a default by the Company of a material term, covenant, warranty or undertaking of any other agreement to which the Company and Holders are parties, or the occurrence of a material event of default under any such other agreement which is not cured after any required notice and/or cure period.

The Notes were issued in accordance with Section 4(2) under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
4.1	Form of Promissory Note issued on July 30, 2008

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2008
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL
EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER) AND PRESIDENT