Form 10-Q
period 2008-09-30
IDO Security Inc.
filed 2008-12-16
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2008; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of December 15, 2008, there were 46,109,000 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
FOR THE PERIODS INDICATED

	September	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,431	$353,701
Due from escrow agent	-	1,150,000
Inventory	341,325	177,037
Prepaid expenses and other current assets	116,232	75,678

Total current assets	488,988	1,756,416

Property and equipment, net	30,735	52,192
Goodwill	1,955,002	1,955,002
Deferred financing costs, net	621,573	718,106

Total assets	$3,096,298	$4,481,716

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,409,054	$516,962
Bank line of credit	208,250	-
Convertible promissory notes
(net of discount of $2,417,603 and $855,758)	2,436,673	2,256,563
Notes payable - other	431,359	-
Loan payable - related party	44,826	44,826

Total current liabilities	4,530,162	2,818,351

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $138,746 and $2,642,522)	52,528	-
Accrued severance pay	189,014	155,681

Total liabilities	4,771,704	2,974,032

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
20,000,000 shares authorized; none outstanding
Common stock, $.001 par value;
100,000,000 shares authorized; 45,114,464 and 34,361,250
issued and outstanding, respectively	45,114	34,361
Additional paid-in capital	19,036,534	16,431,941
Stock subscription receivable	(25)	(25)
Accumulated other comprehensive loss	(331)	(331)
Deferred stock based compensation	(66,332)	-
Deficit accumulated during the development stage	(20,690,366)	(14,958,262)

Total stockholders' equity (deficit)	(1,675,406)	1,507,684

Total liabilities and stockholders' equity (deficit)	$3,096,298	$4,481,716

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			January 23,
	Nine Months	Nine Months	2004 (Date of	Three Months	Three Months
	Ended	Ended	Inception) to	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2008	2007
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenues	$136,759	$-	$185,854	$103,075	$-

Cost of sales	58,039	-	165,226	46,631	-

Gross profit	78,720	-	20,628	56,444	-

Operating expenses
Research and development costs	306,709	196,094	585,886	87,418	96,933
Selling, general and administrative expenses	1,821,615	601,489	2,996,813	359,018	289,180
Stock based compensation - selling, general and administrative expenses	587,806	2,567,829	5,966,909	21,621	1,111,752

Total operating expenses	2,716,130	3,365,412	9,549,608	468,057	1,497,865

Loss from operations	(2,637,410)	(3,365,412)	(9,528,980)	(411,613)	(1,497,865)

Interest expense (including amortizations
of debt discount, beneficial conversion feature
and deferred finance costs)	(3,096,511)	(5,881,112)	(11,166,498)	(1,314,587)	(3,617,219)
Interest income	1,817	2,578	5,112	14	1,041

Net loss	(5,732,104)	(9,243,946)	(20,690,366)	(1,726,186)	(5,114,043)

Other comprehensive loss
Foreign currency translation adjustment	-	-	(331)	-	-

Comprehensive loss for the period	$(5,732,104)	$(9,243,946)	$(20,690,697)	$(1,726,186)	$(5,114,043)

Basic and diluted loss per share:	$(0.14)	$(0.28)		$(0.04)	$(0.15)

Weighted average number of shares outstanding
Basic and diluted	41,444,489	32,588,493		43,009,894	34,187,935

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 23,
	Nine Months	Nine Months	2004 (Date of
	Ended	Ended	Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,732,104)	$(9,243,946)	$(20,690,366)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	424,511	186,128	557,701
Amortization of note discount	1,938,773	4,905,467	8,843,944
Amortization of beneficial conversion feature of convertible debt	303,281	448,264	756,274
Accretion of interest on notes payable	22,334	380,969	532,176
Stock based compensation	587,806	2,567,829	5,966,909
Stock issued in lieu of interest and other charges	104,224	-	104,224
Loss on sale of property and equipment	22,415	-	22,415
Increase in net liability for severance pay	33,333	6,347	38,211
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Inventory	(164,288)	(110)	(148,906)
Prepaid expenses and other current assets	(39,221)	(37,764)	(102,055)
Accounts payable	(20,634)	(579)	19,990
Accrued expenses and other current liabilities	911,393	16,845	1,095,059

Net cash used in operating activities	(1,608,177)	(770,550)	(3,004,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of IDO Security Ltd., net of cash acquired of $19,974	-	(950,171)	(950,171)
Deferred acquisition costs	-	-	(55,550)
Proceeds from sale of property and equipment	1,006	-	1,006
Purchases of property and equipment	(10,281)	(15,778)	(51,659)

Net cash used in investing activities	(9,275)	(965,949)	(1,056,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	123,125
Stock subscription receivable	-	36,475	(25)
Proceeds from issuance of secured convertible notes	750,000	3,000,000	6,125,000
Proceeds from escrow agent	1,150,000	-	-
Payments of deferred finance costs	(197,801)	(325,000)	(751,904)
Proceeds from related party loans	-	12,735	44,541
Proceeds from short-term debt	414,500	47,738	441,396
Proceeds from line of credit	208,250	-	208,250
Repayment of notes payable	(1,029,767)	-	(1,159,767)
Repayment of short-term debt	-	(985,794)	(938,056)

Net cash provided by financing activities	1,295,182	1,786,154	4,092,560

Effect of foreign currency translation on cash	-	-	(331)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(322,270)	49,655	31,431

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	353,701	7,484	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$31,431	$57,139	$31,431

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,266	$-

Non-cash activities
Issuance of common stock and warrants relating
to convertible promissory notes	$539,224	$1,261,435
Issuance of common stock for cashless exercise of warrants	$8,341	$-

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC.
(A development stage company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2008, the Company had not achieved profitable operations, had accumulated losses of $20.7 million (since inception), a working capital deficiency of $4.0 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or management's ability to find sources of additional equity capital. The Company needs to raise funds on an immediate basis in order to continue to meet its liquidity needs and realize its business plan and maintain operations. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

The Company has been funding its operations from February to September 2007 from the net proceeds of approximately $2.675 million from the private placement of its short-term convertible debentures. In October 2007, the Company raised net proceeds of $223,000 from the private placement of its 90 day promissory notes. In December 2007 and January 2008, the Company received net proceeds of approximately $1 million from the proceeds of the private placement to certain accredited investors (the “December 2007 Investors”) its two-year 10% Secured Convertible Promissory Notes, after the payment of offering related fees and expenses and after the repayment of short-term debentures and bridge loans that came due. Additionally, between April and November 2008, the Company received from two previous investors and one stockholder, gross loan proceeds totaling $442,355, which is discussed below in Note 5.  Finally, as of close of business on December 15, 2008, certain of the December 2007 Investors have deposited approximately $600,000 into an escrow account in subscription of a private placement of convertible notes and preferred stock, the details of which are discussed below in Note 8. The Company has been advised that the funds will be available for release from escrow following the satisfaction of certain conditions, including the filing of this quarterly report on Form 10-Q for the quarter ended September 30, 2008.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company's operating results.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS 157 could impact how fair values are determined and assigned to assets and liabilities in any future acquisition.  The adoption of this pronouncement did not have a material effect on the financial condition or results of operations of the Company.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value.. The adoption of this pronouncement did not have a material effect on the financial condition or results of operations of the Company.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

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

In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”).  Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , that result from EITF Issue No. 00-27,  Application of Issue No. 98-5 to Certain Convertible Instruments , and SFAS No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , shall be effective for us beginning after January 1, 2009.  The Company is  evaluating the effect of adopting FSP APB 14−1 on its financial statements.

NOTE 3 - NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	September 30
	2008	2007
Warrants	7,448,866	20,211,000
Options	3,490,000	2,750,000
Convertible notes	35,552,907	2,028,557

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

Out of the gross proceeds received, the Company paid a due diligence fee of $25,000 and other offering related fees and expenses totaling $2,500.  These fees and expenses were amortized to the date of maturity.

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

The 2008 Notes are scheduled to mature on December 31, 2009 and are convertible into shares of Common Stock at the holder's option at any time at an initial conversion price of $1.00 per share (the “Fixed Conversion Price”), subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the Notes accrues at the rate of 10% per annum and is payable upon conversion, a required repayment or upon maturity, whichever occurs first, and will continue to accrue until the Notes are fully converted and/or paid in full.

Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, the Company is required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date (each such date, a "Scheduled Payment Date"). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average of the closing bid price of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, provided the Registration Statement is effective, the Company may prepay the amounts outstanding on the 2008 Notes by giving advance notice and paying an amount equal to 115% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their 2008 Notes prior to the actual prepayment. From July to September 2008, investors converted a total of $435,000 of principal and accrued interest totaling $79,624 into 2.358 million shares of the Company’s Common Stock. In October and November 2008, investors converted an additional total of $82,500 of principal and accrued interest totaling $11,547 into 969,000 shares of the Company’s Common Stock.

As of the filing of this Quarterly Report on Form 10-Q, the Company has not made any other payments in respect of the amounts due. The continuing non-payment of these amounts constitutes an Event of Default under the transaction documents with the 2008 Investors. However, the pertinent documents provide that any action by the investors upon such default (ie., acceleration of the debt and other remedies) can only be initiated by the holder of 65% or more of the outstanding principal amount of the notes. In connection with the potential transaction discussed in Note 8 below, the holders of the requisite principal amount of the December 2008 Notes have agreed to waive, through December 31, 2008, existing Events of Default under such documents. However, no assurance can be provided that such transaction will in fact close.

The Investor Warrants are exercisable through the fifth anniversary of the effective date of the Registration Statement. Holders of the Investor Warrants are entitled to exercise their warrants on a cashless basis if the Registration Statement is not in effect at the time of exercise.

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

The Company undertook to file by February 22, 2008, a registration statement under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants and to use reasonable efforts to cause such registration statement to be declared effective by April 22, 2008 or, in case of a full review of such registration statement, by May 22, 2008. If (i) the Registration Statement is not timely filed or declared effective or, if following effectiveness, the Registration Statement cease to be effective without being succeeded within 20  business days by an effective replacement for a period of time which shall exceed 45 days per year, the Investors are entitled receive an amount equal to two percent (2%) of the aggregate principal amount of the Notes remaining unconverted and purchase price of shares issued upon conversion of the 2008 Notes and exercise of the 2008 Investor Warrants for each thirty (30) days (or part thereof), payable in cash or shares (so long as such shares can be resold under Rule 144), at the Company’s option. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not filed the Registration Statement. Accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. In July 2008, we issued to an investor 24,600 shares of Common Stock in respect of liquidated damages of $24,600. At September 30, 2008, the Company owed to the holders of these notes approximately $515,400 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (ie., acceleration of the debt and other remedies) can only be initiated by the holder of 65% or more of the outstanding principal amount of the notes. In connection with the potential transaction discussed in Note 8 below, the holders of the requisite principal amount of the December 2008 Notes have agreed to waive, through December 31, 2008, existing Events of Default under such documents.  However, no assurance can be provided that the transaction will in fact close. In addition, the Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

(iii) Promissory Notes

On each of April 29, May 29 and June 17, 2008, the Company received  90-day loans from one of the 2008 Investors in the principal amount of $14,000, $42,500 and $45,700, respectively. These advances were originally evidenced by notes payable on the 90th day following issuance, with interest accruing at a per annum rate of 10%. As of July 30, 2008, the outstanding principal and then accrued interest were consolidated into one promissory note (the "Note"), in the total principal amount of $113,400, representing an original issue discount of approximately 23%. The Note is payable at the earlier of  (i) the date the Company consummates a financing where it raise minimum gross proceeds of $2 million or (ii) January 14, 2009. This investor also loaned the Company an additional $27,855 in November 2008, reflected in a promissory note (the "November 2008 Note") to such investor as of November 25, 2008 in the principal amount of $29,504.  The November 2008 Note is due on February 23, 2009 and represents an original issue discount of approximately 23%.

 From April through July 2008, the Company received from another 2008 Investor and a separate stockholder, loans totaling $312,300. These loans are evidenced by two promissory notes issued by the Company on July 30, 2008, in the aggregate principal amount of $350,000 (the “Notes”), reflecting an original issue discount of approximately 25%. The Notes are also due at the earlier to occur of (i) the date the Company consummates a financing where it raises minimum gross proceeds of $2 million or (ii) January 14, 2009. Out of the gross proceeds received, the Company paid offering related fees and expenses totaling $47,500.

These proceeds from the above loans were used for general corporate purposes.

NOTE 6 – BANK LINE OF CREDIT

The Company’s subsidiary has a line of credit for up to approximately $300,000.  The line bears interest of 6.75% per annum and is collateralized by substantially all the assets of the subsidiary.

NOTE 7 - CAPITAL TRANSACTIONS

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

From July to September 2008, the Company issued 2.38 million shares to 2008 Investors in connection with the conversions of a total of $435,000 of principal on the 2008 Notes and accrued interest and fees totaling $104,224.

 In October and November 2008, the Company issued an additional 968,606 shares to 2008 Investors in connection with the conversions of a total of $82,500 of principal on the 2008 Notes and accrued interest totaling $11,547.

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

NOTE 8 - SUBSEQUENT EVENT

As of close of business on December 15, 2008, certain of the holders of the 2008 Notes have deposited into an escrow account the aggregate amount of approximately $600,000 in subscription of the private placement of convertible notes and preferred stock of the Company. The Company has been advised that the funds will be available for release from escrow following the satisfaction of certain conditions, including the filing of this quarterly report on Form 10-Q for the quarter ended September 30, 2008. In addition, until the Company formally accepts each subscriber’s subscription documents, the investors may pull its funds out of the escrow account. Accordingly, no assurance can be provided that the transaction will in fact close and the funds will be released to the Company.

The investors’ executed subscription documents, all of which have been also deposited into escrow, provide for the waiver, through December 31, 2008, by the holders of the requisite amount of outstanding 2008 Notes of all existing defaults under such 2008 Notes.

Upon (and subject to the closing) of the transaction, the Company will file a current report on Form 8-K disclosing the principal terms of the transaction.

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

A patent has been issued to us by the United States Patent and Trademark Office in November 2005 covering various aspects of the unique technology contained in the MagShoe and there is one patent application pending in Israel. In January 2006, the MagShoe was approved for use by the Department for Transport in the United Kingdom, after field trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems. In December of 2008, the company received its certification from the Underwriter’s Laboratory (UL) in the United States, which signifies that the MagShoe is safe for sale in the United States.

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

Subject to raising additional working capital, we intend to pursue our business plan over the next twelve months with respect to product development and enhancement and field testing, as well as initial marketing efforts. We currently have 10 full time employees and consultants. We have been expanding our contact base and are aggressively seeking collaborative arrangements worldwide for our MagShoe product. In May 2008, we selected a leading contract manufacturer for high volume production of MagShoe and in June 2008, we announced the availability of an elite network of industry leading distributors and systems integrators for the MagShoe device which, together with the high volume production capabilities that we established in the second quarter of 2008, significantly strengthens our infrastructure to commercially manufacture and distribute the MagShoe device. In July 2008, we announced our entry into a collaborative relationship with Bryant Integrated Technologies, a leading security and consulting firm, to lead our product distribution efforts in the United States, and with Hwan Technology and Trade Co., one of China’s largest distributors of walk-through metal detectors, to lead our distribution efforts in China. Shortly thereafter, we announced our initial sale of the MagShoe Unit (through Bryant) in the United States to a leading commercial cruise line which intends to use the MagShoe device to significantly reduce passenger waiting lines while improving security. In addition, as a result of the recent terror attacks in Mumbai, India, we have targeted that area for special attention by our marketing department. This follows a successful test of the MagShoe at both the Mumbai and New Delhi airport several months ago.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007

All references to financial results prior to the date of the Acquisition Transaction (e.g., March 8, 2007) shall mean and refer to the financial results of IDO Ltd. All references to results following the date of the Acquisition Transaction shall mean and refer to the financial results of the IDO Security Inc. and its consolidated subsidiary, IDO Ltd.

Revenues and costs of goods sold – Revenues for each of the nine and three months ended September 30, 2008 were $136,759 and $103,075, respectively, all of which were derived from sales of our MagShoe device. No revenues were recorded during the 2007 periods.  Costs of goods sold were $58,039 and $46,631 for the nine months and three months ended September 30, 2008, respectively. Resulting gross margin was 57.6% and 54.8% for the nine and three months ended September 30, 2008, respectively. These gross margin rates were achieved primarily as a result of a limited number of units being sold outside of the normal distribution channels. Management does not anticipate that these high gross margins are sustainable for the foreseeable future.

Research and development   - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the nine and three months ended September 30, 2008 in the amount of $306,709 and $87,418, respectively, compared to $196,094 and $96,933 for the corresponding periods in 2007. The increase in research and development expenses during the nine-month 2008 period is principally attributable to the intensified research and design and development activities following the Acquisition Transaction. The decrease in research and development expenses during the three-month 2008 period is principally attributable to the product being substantially developed and needing less research and development.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, consulting and other professional fees, and other costs related to administrative functions.  The nine-month 2008 period also include liquidated damages attributable to the delay by us in the filing of a registration statement as required under certain investment agreements. Liquidated damages amounted to approximately $540,000.  No liquidating damages were incurred for the three months ended September 30, 2008.  We incurred selling, general and administrative expenses for the nine and three months ended September 30, 2008 of $1,821,615 and $359,018, respectively, compared to $601,489 and $289,180 for the corresponding periods in 2007. The increase in selling, general and administrative expenses during the nine-month 2008 period is principally attributable to the charge for the liquidated damages as well intensified activities following the Acquisition Transaction.  The increase in selling, general and administrative expenses during the three-month 2008 period is principally attributable to the intensified activities following the Acquisition Transaction.

Stock based compensation - Between June 2007 and April 2008, we granted stock options to employees and consultants initially valued at $7.6 million. The value of these options is being amortized over the vesting periods of each grant. The value of options granted to consultants are periodically marked-to-market until such options vest.  Stock based compensation expense for the nine months ended September 30, 2008 totaled $587,806. For the three months ended September 30, 2008, stock based compensation was $21,621. For each of the nine and three months ended September 30, 2007, the stock based compensation charge totaled $2,567,829 and $1,111,752, respectively..  Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the nine and three months ended September 30, 2008 was $438,263 and $126,426, respectively, compared to $414,798 and $213,732  for the corresponding periods in 2007. Interest expense relates primarily to the placement of our convertible promissory notes.

Amortization - During the nine and three months ended September 30, 2008, we recorded amortization of $2,658,248 and $1,188,161, respectively, compared to $5,466,314 and $3,403,487 for the corresponding periods in 2007. Amortization costs relate to the debt discount, beneficial conversion feature and deferred finance costs incurred in connection with the placement of our convertible promissory notes, which were issued in 2008 and 2007. These costs are amortized to the date of maturity of the debt unless converted earlier.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had a cash balance of $31,431 compared to $353,701 at December 31, 2007.

Cash used in operating activities was $1,608,177 for the nine months ended September 30, 2008. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $9,275 for the nine months ended September 30, 2008 primarily attributable to the addition of property and equipment.

Cash provided by financing activities was $1,295,182 for the nine months ended September 30, 2008.  We received proceeds of $1,900,000 from the issuance of the 2008 Notes (as hereinafter defined) and in connection therewith, we incurred financing costs of $160,455. In addition, we repaid outstanding promissory notes totaling $1,029,767. We also received proceeds totaling $414,500 in short-term financing from certain of our shareholders and investors.  We incurred financing costs of $37,346. Our wholly-owned subsidiary obtained a line of credit totaling approximately $300,000 of which $208,250 had been drawn down as of September 30, 2008

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a  “ 2008 Note”). The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007 (the “2008 Subscription Agreement”), between the Company and the 2008 Investors.  The Company received net proceeds of $1 million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans that that came due in November 2007. All of the holders of the 2007 Notes and the October 2007 Notes participated in the private placement and the gross proceeds raised include amounts the Company owed to these investors in the approximate amount of $2.7 million that were offset against such investors’ respective purchases of the 2008 Notes. Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, we are required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a "Scheduled Payment Date."). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average closing price of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”). From July to November, 2008, we issued 3.326 million shares of our common stock in payment of principal and interest then due. As of September 30, 2008, approximately $1.339 million in required principal and interest payments have not been made. While the non-payment of these amounts constituted an Event of Default under the transaction documents with the 2008 Investors, the remedies available to the holders upon such Event of Default can be exercised only by the affirmative action of the holders of 65% of the outstanding principal amount of the 2008 Notes. In connection with the possible transaction discussed below, the holders of the requisite amount of principal thereunder have agreed to waive, through December 31, 2008, all such defaults.

In addition, we undertook to file, by February 22, 2008, a registration statement in respect of the resale of the 2008 Notes and the warrants that we issued in connection therewith. As of the filing of this quarterly report on Form 10-Q, we have not filed such registration statement and we do not expect to file such registration statement until following the conclusion, if any, by us of an additional capital raise. However, as we did not file such registration statement by the required filing date of February 22, 2008, we owe to the 2008 Investors, as liquidated damages, 2% of the principal amount of the 2008 Notes. We owe an additional 2% for each 30 days (or any part thereof) that such registration statement is not filed after such date. Accordingly, we owed approximately $540,000 to these investors as liquidated damages. The liquidated damages, are payable, by the 10th day following each 30 day period, at our option, in cash or shares that may be freely tradable under Rule 144. In July 2008, we issued a total of 24,600 shares to the 2008 Investors in payment of liquidated damages of $24,600. At September 30, 2008, the Company owed to the holders of these notes approximately $515,400 in liquidated damages. While the continuing non-payment of these amounts constitutes an Event of Default under the transaction documents with the 2008 Investors, the remedies available to the holders upon such Event of Default can be exercised only by the affirmative action of the holders of 65% of the outstanding principal amount of the 2008 Notes. We currently do not intend to file such Registration Statement as the shares of Common Stock issuable upon conversion of the 2008 Notes or exercise of the warrants issued in connection with the notes would be eligible to be resold under Rule 144.

Between April 29, 2008 and November 25, 2008, we received gross loan proceeds of $414,500 from two 2008 investors and one stockholder. The Company issued on July 30, 2008 notes in the aggregate principal gross amount of $463,400, representing a original issue discount ranging from  approximately 23% and on November 25, 2008 an additional note in the principal gross amount of $29,504. All of these loans were rolled into the financing discussed below. The proceeds of these loans have been used by us to meet operating expenses.

 We need to raise additional funds on an immediate basis to be able to satisfy our cash requirements over the next twelve months, including satisfying our obligations as they come due, and maintain operations. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans which include the repayment of the Notes. We therefore will need to raise additional working capital through the sale of our equity and/or debt securities. No assurance can be provided that additional capital will be available to us on commercially acceptable terms, or at all. Our auditors included a "going concern" qualification in their report for the year ended December 31, 2007. Such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

As of close of business on December 15, 2008, certain of the holders of the 2008 Notes have deposited into an escrow account the aggregate amount of approximately $600,000 in subscription of the private placement of certain of our convertible notes and preferred stock. We have been advised that the funds will be available for release from escrow following the satisfaction of certain conditions, including the filing of this quarterly report on Form 10-Q for the quarter ended September 30, 2008. Until we formally accepts each subscriber’s subscription documents, the investors may pull its funds out of the escrow account. Accordingly, no assurance can be provided that the transaction will in fact close and the funds will be released to us. The investors’ executed subscription documents, all of which have been also deposited into escrow, provide for the waiver, through December 31, 2008, by the holders of the requisite amount of outstanding 2008 Notes of all existing defaults under such 2008 Notes.

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

During the quarter ended September 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In our quarterly report on Form 10-Q for the three months ended June 30, 2008, we disclosed that a certain stockholder the “Stockholder”) who holds 2,250,000 of our issued and outstanding shares of Common Stock (representing approximately 5.2% of our currently issued and outstanding holdings) initiated a suit against Company and an officer and director of its Subsidiary (the “Affiliate”) in the District Court in Petah Tikva, Israel.

We and the stockholder are currently in settlement negotiations under the auspices of the court. If these negotiations are unsuccessful, we will initiate mediation proceedings. In the event that the mediation proceedings do not produce a resolution, then the Court will address the issues. We believe that we have meritorious defenses to this lawsuit and intend to aggressively defend our interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2008 without registration under the Securities Act:

Between July and September 30, 2008, we issued 2,382,266 shares of restricted stock to the holders of the 2008 notes in respect of principal and accrued interest as well as liquidated damages in the aggregate amount of $539,224.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

We disclosed in the Quarterly Report for the three months ended June 30, 2008, that in respect of the 2008 Notes, we had not repaid principal and accrued interest that was due as of such date in the aggregate amount of $1,083,578. We also disclosed in such report that we had not made payments to the holders of the 2008 Notes in respect of liquidated damages owed as of such date in the aggregate amount of $540,000.

From July through September 2008, we issued 2,382,266 shares of our Common Stock in respect of principal, interest and liquidating damages in the aggregate amount of $514,624 that was due as of such date. As of September 30, 2008, we owed in respect of principal and interest approximately $1.339 million in the aggregate. Additionally, as of September 30, 2008, we owed approximately $515,400 to the holders of these notes as liquidated damages.

The continuing non-payment of liquidated damages constitute an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (ie., acceleration of the debt and other remedies) can only be initiated by the holder of 65% or more of the outstanding principal amount of the notes.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None

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

DATE: December 16, 2008
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL
EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER) AND PRESIDENT