Form 10KSB/A
IDO Security Inc.
filed 2009-01-30
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this "Amendment") amends the Annual Report on Form 10-KSB (the "Original Annual Report") for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on April 15, 2008. The Registrant is filing this Amendment in response to a comment letter received from the SEC in connection with its review of the Original Annual Report. In response to the comment letter, we have (i) revised our disclosure in Item 6 (Management’s discussion and analysis or Plan of Operation) to provide a comparative discussion of results of operations for the predecessor period (2006) and the post acquisition period (2007) based upon revised financial statement presentation, (ii) included the predecessor’s audited statement of operations and cash flows for the year ended December 31, 2006 and for the interim stub period from  January 1, 2007 – March 7, 2007, as well as corresponding financial notes thereto, as well as the audit report for the predecessor’s statements and (iii) revised the disclosures contained in Item 8A(T)  (Controls and Procedures) to identify the framework used by management to evaluate the effectiveness of internal controls over financial reporting.

Except as described above, no attempt has been made in this Amendment to modify or update disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the registrants' filings with the SEC subsequent to the filing of the Original Annual Report.

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

Plan of Operations

We are aggressively pursuing our business plan with respect to product development and enhancement and field testing, as well as initial marketing efforts. We currently have 10 employees. Through December 31, 2008, we intend to expand our internal management and administrative capacities. We expect to continue making substantial investment in equipment and to acquire inventory to facilitate the expansion of pilots and to prepare for commercialization.

On December 29, 2006, our Board of Directors determined to change our fiscal year end from June 30 to December 31 and we reported a transition period from July 1, 2006 through December 31, 2006 on Form 10-KT.  On March 8, 2007, the Company completed the acquisition of IDO Ltd.  As the Company was a shell company prior to the acquisition, IDO Ltd. is deemed to be the predecessor to the Company.

Pro forma financial results for the year ended December 31, 2006 include our results for the year ended December 31, 2006 (“2006”) combined with the results of IDO Ltd. for the same period. Pro forma financial results for the year ended December 31, 2007 (“2007”) include our results for the year ended December 31, 2007 combined with the results of IDO Ltd. for the period from January 1, 2007 to March 7, 2007, adjusted to give effect to our March 8, 2007 acquisition as if it had occurred on January 1, 2007.

Over the next 12 months, we intend, subject to raising additional working capital, to enhance the design of the MagShoe, aggressively pursue our marketing plan and pursue the development of related technology based security products.

Proforma Results	Year
	Ended
	December 31,
	2007	2006

Revenues	$69,080	$47,891

Cost of sales	125,230	85,594

Gross loss	(56,150)	(37,703)

Operating expenses
Research and development costs	304,253	203,483
Selling, general and administrative expenses	1,031,304	370,173
Stock based compensation	5,379,103	-

Total operating expenses	6,714,660	573,656

Loss from operations	(6,770,810)	(611,359)

Interest expense	(647,293)	(110,635)
Interest income	3,295	-
Amortization of debt discount	(7,175,483)	-
Amortization of beneficial conversion feature	(452,993)	-
Amortization of deferred finance costs	(126,822)	-

Net loss	$(15,170,106)	$(721,994)

Revenues and cost of goods sold - We had revenues of $69,080 for 2007, all of which were derived from sales of the MagShoe units, as compared to $47,891 for 2006. Cost of goods sold in the amount of $125,230 and $85,594, in 2007 and 2006 exceeded sales resulting in gross losses of $56,150 and $37,703, respectively. Because we are a development stage company the allocation of fixed manufacturing costs to cost of goods sold may continue to result in negative gross profit until we reach commercial viability.

Research and development - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries/fees and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $304,253 in 2007 as compared to $203,483 in 2006. The increase in research and development expenses is principally attributable to the intensified research and design and development activities, including the hiring of additional engineers, following the Acquisition Transaction.

Selling, general and administrative expenses - We incurred selling, general and administrative expenses of $1,031,304 and $370,173 for 2007 and 2006, respectively . These expenses primarily consist of salaries/fees and other related costs for personnel in executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services.The increase in selling, general and administrative expenses is principally attributable to the intensified activities following the Acquisition Transaction, in March 2007

Stock Based Compensation. Between March and September 2007, we granted stock options to employees and consultants valued at $8.4 million. The value of these options is being amortized over the vesting periods of each grant. Stock based compensation totaled $5.4 million for the year ended December 31, 2007. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense was $647,293 and $110,635 for 2007 and 2006, respectively. For 2007 period, interest includes $589,879 related to the convertible promissory notes and $36,329 to related parties.  Interest in 2006 included amounts from related parties totaling $62,843.

Amortizations - During the year ended December 31, 2007 we recorded amortization totaling of $7,755,298. Amortization for the period relates to the debt discount, beneficial conversion feature and deferred finance costs incurred in connection with the placement of our convertible promissory notes which were issued in 2007. These costs are amortized to the date of maturity of the debt unless converted earlier.

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

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our President and Acting Chief Executive Officer (who also serves as our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In making our evaluation, management employed the framework incorporated under the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.  Based on the foregoing, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

DATE: January 30, 2009
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL
EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER) AND PRESIDENT

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Irit Reiner	Chairman, Director	January 30, 2009
Irit Reiner

/s/ Michael Goldberg	President, Acting Chief Executive Officer and Director	January 30, 2009
Michael Goldberg

/s/ John Mitola	Director	January 30, 2009
John Mitola

EXPLANATORY NOTE

IDO Security, Inc. (“IDO Inc.") was a shell company prior to the merger with IDO Security Ltd. (“IDO Ltd.”) on March 8, 2007.  The acquisition was accounted for as a purchase business combination.  As a result, IDO Ltd. is considered to be the predecessor of IDO Inc..  Accordingly, we are presenting IDO Ltd.'s audited statements of operations and cash flows for the year ended December 31, 2006 and its unaudited interim stub period from January 1, 2007 – March 7, 2007.

IDO SECURITY INC.
(A development stage company)
CONSOLIDATED FINANCIAL STATEMENTS

IDO

LTD

Report of Independent Auditors	F-21

Statements of Operations	F-22

Statements of Cash Flows	F-23

Notes to Consolidated Financial Statements	F-24

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

/s/Amisano Hanson, Chartered Accountants
AMISANO HANSON, CHARTERED ACCOUNTANTS

Vancouver, Canada
February 14, 2007

IDO SECURITY INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$353,701
Due from escrow agent	1,150,000
Inventory	177,037
Prepaid expenses and other current assets	75,678

Total current assets	1,756,416

Property and equipment, net	52,192
Goodwill	1,955,002
Deferred financing costs, net	718,106

Total assets	$4,481,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$516,962
Convertible promissory notes (net of discount of $855,758)	2,256,563
Loan payable, related party	44,826

Total current liabilities	2,818,351

NON-CURRENT LIABILITIES
Convertible promissory notes (net of discount of $2,642,522)	-
Accrued severance pay	155,681

Total liabilities	2,974,032

STOCKHOLDERS' EQUITY
Preferred Stock
20,000,000 shares authorized; none outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized; 34,361,250 issued
and outstanding	34,361
Additional paid-in capital	16,431,941
Stock subscription receivable	(25)
Accumulated other comprehensive loss	(331)
Deficit accumulated during the development stage	(14,958,262)

Total stockholders' equity	1,507,684

Total liabilities and stockholders' equity	$4,481,716

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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

IDO SECURITY INC. AND SUBSIDIARY
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

 REPORT OF INDEPENDENT AUDITORS

to the Shareholders of

IDO SECURITY LTD.

We have audited the accompanying statements of operations and cash flows for the year ended December 31, 2006 of IDO Security Ltd. (“the Company”).  These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit the aforementioned financial statements present fairly, in all material respects, the results of the operations and cash flows for the year ended December 31, 2006 of IDO Security Ltd., in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a “going concern.” As discussed in Note 1 to the financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a “going concern.” The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to realize its business plan. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jerusalem, Israel	/s/ Barzily & Co.
February 20, 2007	Certified Public Accountants

IDO SECURITY LTD.
STATEMENTS OF OPERATIONS

	For the period from January 1, 2007 to March 7,	Year Ended December 31,
	2007	2006
	Unaudited	Audited
	U.S. dollars

Revenues:
Sales of products	$19,985	$47,891
Cost of revenues:
Cost of products sold	18,043	85,594

Gross profit (loss)	1,942	(37,703)

Research and development costs	25,076	203,483
Selling, general and administrative expenses	39,616	259,885

Total operating expenses	64,692	463,368

Operating loss	(62,750)	(501,071)

Financial expenses, net	(21,085)	(110,635)

Net loss for the period/year	$(83,835)	$(611,706)

Net loss per share:

Basic and diluted	$(82)	$(597)

Weighted average number of shares outstanding:

Basic and diluted	1,025	1,025

The accompanying notes to these financial statements are an integral part thereof.

IDO SECURITY LTD.
STATEMENTS OF CASH FLOWS

	For the period from January 1, 2007 to March 7,	Year Ended December 31,
	2007	2006
	Unaudited	Audited
	U.S. dollars
Cash flows from operating activities:
Net loss	$(83,835)	$(611,706)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,500	4,700
Severance pay	(11,617)	33,395
Interest and exchange rate differences	22,807	113,682
Increase / decrease attributable to changes in
assets and liabilities:
Inventories	3,809	(1,324)
Due from related parties	(460)	14,972
Other current assets	(325)	19,543
Accounts payable	5,515	(10,739)
Other current liabilities	7,341	(13,655)

Net cash used in operating activities	(55,265)	(451,132)

Cash flows from investing activities:
Additions to property and equipment	(648)	(3,464)

Net cash used in investing activities	(648)	(3,464)

Cash flows from financing activities:
Increase in short-term credit	1,799	6,188
Proceeds from short-term loans	-.-	461,742
Proceeds from issue of shares	-.-	6

Net cash provided by financing activities	1,799	467,936

Increase (Decrease) in cash and cash equivalents	(54,114)	13,340
Cash and cash equivalents - beginning of period/year	74,088	60,748

Cash and cash equivalents - end of period/year	$19,974	$74,088

The accompanying notes to these financial statements are an integral part thereof.

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and March 7, 2007

NOTE 1 - DESCRIPTION OF BUSINESS

a.	IDO SECURITY Ltd. (herein “IDO” or the "Company") was incorporated in Israel in 2002.

The Company is primarily engaged in the design, development and marketing of devices for the homeland security market that are used in security screening to detect metallic objects concealed on or in shoes, ankles and feet through the use of electro-magnetic fields. The Company’s sole commercial product has been granted patent protection in the United States and has a patent pending in Israel. The Company has been certified by the International Organization for Standardization ("ISO") under ISO 9001:2000 compliance.

b.
The Company's success is subject to risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, such as demand and market acceptance of its products, the effects of technological change, competition and the development of new products.

c.	As of March 7, 2007 and December 31, 2006, substantially all of the Company's assets were located in Israel and substantially all of its operations were conducted in and from Israel.

d.
The financial statements are prepared in accordance with United States of America generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a “going concern.” The Company has a limited operating history and has sustained significant losses since its inception. These losses have produced operating cash flow deficiencies, and negative working capital. As of December 31, 2006, the Company's balance sheets reflect a working capital deficit in the amount of approximately $ 712 thousand and an accumulated loss of approximately $1.81 million as of that date. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company's ability to continue operations as a “going concern.” The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future operations of the Company are dependent upon management's ability to find sources of additional equity capital. The Company needs to raise additional funds to continue to meet its liquidity needs, repay short-term loans, realize its current business plan and maintain operations.
Management is continuing its efforts to secure funds through equity and/or debt instruments for its operations.

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and March 7, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies have been identified as critical to the Company's business operations and the understanding of its results of operations.

a.	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.	Financial statements in US dollars:

The majority of the Company's sales are in US dollars or in US dollar linked currencies. In addition, the majority of the Company's financing is received in US dollars. Accordingly, the Company has determined the US dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

c.	Cash and cash equivalents:

The Company considers all highly liquid investments purchased with maturities of three months or less at the date acquired to be cash equivalents.

d.	Short-term bank deposits:

The Company classifies bank deposits with maturities of more than three months and less than one year as short-term deposits. Short-term deposits are presented at cost, including accrued interest.

e.	Inventories:

Inventories, consisting of completed devices, devices partially completed and components, are valued at the lower of cost determined by the moving - average basis or market. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and March 7, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

f.	Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Machinery and Equipment	10
Computers and electronic equipment	15 – 33
Office furniture and equipment	7 – 15
Vehicles	15

g.	Impairment of long-lived assets:

The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At December 31, 2006, management believes that all of the Company’s long-lived assets are recoverable.

h.	Revenue recognition:

The Company recognizes revenue in accordance with Staff  Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements". Under SAB No.104, the Company recognizes revenue from the sale of product upon shipment to the customer, and the following criteria have been met: persuasive evidence of an arrangement exists, title has been transferred, price is fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonable assured.

When the above revenue recognition criteria are not met at the time products are shipped, the Company records deferred revenue.

i.	Research and Development:

Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

j.	Marketing and Advertising:

Marketing and advertising costs are expensed as incurred.

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and March 7, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

k.	Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

l.	Severance pay:

The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month's salary for each year of employment, or a portion thereof. The Company’s liability in Israel is fully provided by monthly deposits with insurance policies and by an accrual.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

m.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and March 7, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

n.	Fair value of financial instruments:

The financial instruments of the Company consist mainly of cash and cash equivalents, other accounts receivable, short-term bank credit, trade payables, other accounts payable and long-term loans from others.

In view of their short term nature, the fair value of the financial instruments included in working capital of the Company is usually identical, or close, to their carrying value. The fair value of long-term loans also approximates the carrying value, since they bear interest at rates approximating the prevailing market rates.

o.	Recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statement (SFAS) No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.
SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition.

In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) is effective for the Company beginning in the first quarter of fiscal 2006. The Company does not expect that the adoption of SFAS No. 123(R) will have any material impact on its financial statements.

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (SFAS 154).  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005.

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and March 7, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and March 7, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption until the first quarter of fiscal 2007. In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

The Company has entered into various operating rental lease agreements. In March 2007, minimum future rental payments under this lease amounted to $13,200. In May 2004, the Company entered into an operating lease for vehicles for a period of 36 months. As of March 7, 2007, the minimum future rental payments were approximately $ 5,400.

As of March 7, 2007, minimum future rental payments under such noncancelable operating leases are as follows:

2007	$16,200
2008	2,400

$18,600

Aggregate rent expense for the period from January 1, 2007 and for the year ended December 31, 2006 amounted to $7,467 and $ 52,210, respectively.

NOTE 4 - TAXES ON INCOME

a.	Tax under various laws:

The Company is assessed under the provisions of the Income Tax Law (Inflationary Adjustments), 1985, pursuant to which the results for tax purposes are measured in Israeli currency in real terms in accordance with changes in the Israeli Consumer Price Index (“CPI”).

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and March 7, 2007

NOTE 4 - TAXES ON INCOME (continued)

b.	Tax benefits under the Law for the Encouragement of Industry (Taxes), 1969:

The Company is an “industrial company” as defined by this law and as such is entitled to certain tax benefits, mainly accelerated depreciation as prescribed by regulations published under the Inflationary Adjustments Law.

c.	Taxes on income included in the statements of operations:

The following is a reconciliation of the theoretical tax expense (benefit), assuming all income is taxed at the regular tax rate applicable to Israeli companies, and the actual tax expense:

	For the period from January 1, 2007 to March 7,	Year Ended December 31,
	2007	2006
	Unaudited	Audited
Loss before income taxes	$(83,835)	$(611,706)

Theoretical tax provision (benefit) on the above amount at 29% and 31% in 2007 and 2006, respectively.	(24,312)	(189,629)

Increase in taxes resulting from:
Losses for which no tax benefit has been recorded	23,825	185,829
Permanent differences and nondeductible expenses, including difference between Israeli CPI-adjusted tax returns and dollar-adjusted financial statements-net	487	3,800

Actual tax expenses	$ - . -	$ - . -

Under SFAS No. 109, deferred tax assets are to be recognized for the anticipated tax benefits associated with net operating loss carry forwards and deductible temporary differences, unless it is more likely than not that some or all of the deferred tax assets will not be realized. The adjustment is made by a valuation allowance.

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and March 7, 2007

NOTE 4 - TAXES ON INCOME (continued)

Since the realization of the net operating loss carry forwards and deductible temporary differences is uncertain and not considered more likely than not, a valuation allowance has been established for the full amount of the tax benefits.

As of March 7, 2007, the Company has net operating loss (“NOL”) carry forwards for Israeli tax purposes of approximately $1,300 thousand, which may be used to offset taxable income, subject to annual limitations. Such NOL has no expiration date.

d.                Reduction in corporate income tax rate in Israel:

On July 25, 2005 an amendment to the Israeli tax law was approved by the Israeli parliament, which reduces the tax rates imposed on Israeli companies to 31% for 2006, This amendment states that the corporate tax rate will be further reduced in subsequent tax years as follows: in 2007 29%, in 2008 27%, in 2009 26% and thereafter 25%. This change does not have a material effect on the Company's financial statements.

NOTE 5 - TRANSACTIONS  AND LOANS WITH RELATED PARTIES

	For the period from January 1, 2007 to March 7,	Year Ended December 31,
	2007	2006
	Unaudited	Audited

Salary expenses to related parties	$26,000	$153,603