Form 10-K
period 2008-12-31
IDO Security Inc.
filed 2009-04-14
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-51170
IDO SECURITY INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	38-3762886 (I.R.S. Employer Identification No.)

17 State Street New York, New York (Address of Principal Executive Offices)	10004 (Zip Code)

(646) 224-1234
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act: None
Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 129,267,089 shares of common stock, par value $0.001 per share, outstanding as of April 6, 2009. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of $1.45 of the common stock on the OTC Bulletin Board on June 30, 2008, was approximately $48.8 million.

IDO SECURITY INC.
2008 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY’S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY’S INABILITY TO CONTINUE OPERATIONS; THE COMPANY’S INABILITY TO OBTAIN NECESSARY FINANCING; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY’S AUDITORS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY’S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY’S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

ITEM 1. BUSINESS

OVERVIEW

          IDO Security Inc. (referred to herein as “we,” “our,” “us,” “IDO,” or the “Company”) is engaged in the design, development and marketing of devices for the homeland security and loss prevention markets that are intended for use in security screening procedures to detect metallic objects concealed on or in footwear, ankles and feet through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening to complement the current methods for the detection of metallic items during security screenings and at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations requiring individual security screening.

          IDO Security Inc. (formerly knows as “The Medical Exchange Inc.”) was incorporated in the State of Nevada on January 23, 2004. On July 25, 2006, The Medical Exchange, IDO Security Ltd. (“IDO Ltd.”) and IDO Ltd.’s Selling Shareholders entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which IDO Security Inc. purchased, in March 2007, all of the issued and outstanding share capital of IDO Ltd. (the “Acquisition Transaction”). Following the Acquisition Transaction, IDO Ltd. became a wholly-owned subsidiary of IDO Security Inc. and we adopted the business of IDO Ltd. In June 2007, we then changed our corporate name to “IDO Security Inc.”

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

          The MagShoe has been deployed and is in operation in various countries including Israel, Spain, Poland, The Czech Republic, and Australia. During the fourth quarter of 2008, we began to penetrate the China based market, which we believe may be one of our more significant markets. We are also actively pursuing certain Requests for Proposals ( RFP) for footwear scanners that we are beginning to receive from sources in various countries. We believe that these RFPs further validate the need for our product. In addition, in January 2006, the MagShoe was approved for use by the Department for Transport in the United Kingdom, after field trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems. In December of 2008, the company received its certification from the Underwriter’s Laboratory (UL) in the United States, which signifies that the MagShoe is safe for sale in the United States.

          We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development, marketing activities. Our senior and other employees have agreed to defer, in part, salaries and benefits. As of March 31, 2009, we had 10 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further measures to reduce our cash burn including laying-off additional personnel, further curtail marketing efforts or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

          Subject to raising the needed funds, our goal is to incorporate our shoes-on weapons metal detection proprietary technology as a complementary technology to the existing walk through metal detectors, thereby augmenting the security equipment and procedures currently used throughout the world.

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

          The MagShoe is manufactured by our subsidiary, IDO Ltd., at its facilities presently located in Rishon Le Zion, Israel. Our manufacturing plant in Israel has been certified by the International Organization for Standardization (“ISO”). Subject to raising additional capital and identifying the appropriate source party, we anticipate that during 2009, the MagShoe will also be manufactured by an outside manufacturer, thereby enhancing our ability to turn out significant quantities of MagShoe as needed.

BUSINESS STRATEGY

          Our vision is to build a profitable business that develops and commercializes new, advanced and affordable technologies and related products, to provide comprehensive security screening solutions that are widely adopted.

          To achieve these objectives, the key elements of our strategy include the following:

●	Developing and establishing MagShoe brand in the security screening market.

Most of the world’s leading security related businesses have strong brand identities enhancing their competitive position. We seek to establish brand identity for our company, communicate our brand and its values to investors and customers, build a relationship with our targeted markets and reinforce the relationship and further trigger recognition

●
Consumer Market Analysis and our Product Features. We will seek to implement changes to enhance the performance, applications and functionality of MagShoe based on feedback from users, our constant current marketing analysis and our know-how. We believe that the enhancing MagShoe capabilities will add to its competitiveness and encourage its further usage.

●
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

●	Global Market Expansion through Strategic and Collaborative Relationships.

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

          We presently have no significant steady revenue generating arrangement and no assurance can be provided that we will in fact be able to enter into agreements or arrangements on terms that are commercially acceptable to us. Our success in concluding any revenue generating commercial agreements is premised, in part, on the acceptance of our products. We anticipate that our business may generate disproportionate amount of revenues from one period to another and therefore our financial results will vary significantly from period to period.

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

          According to our marketing plan, we have and will continue to run field trials and pilot demonstrations. These are directed toward a variety of goals including developing and demonstrating MagShoe’s capabilities and applications. As of March 2009, we have completed a series of pilot programs at strategic locations of the type mentioned above.

          We attend trade shows and other security industry gatherings, on a stand alone basis or partner with our distributors or potential distributors. We use the media and other avenues to bring our products to the attention of decision makers in the security industry.

          Given our lack of sufficient resources, our marketing efforts described above have been significantly curtailed pending the raising of additional funds. As of the filing of this annual report on Form 10-K, we have no commitment for any such funding and no assurance can be provided that we will be able to raise the needed funds on commercially acceptable terms or at all.

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

RESEARCH AND DEVELOPMENT

          Since the Acquisition Transaction in March 2007, we incurred $390,988 and $279,177 on the research and development of the MagShoe product in each of the years ended December 31, 2008 and 2007, respectively.

AVAILABLE INFORMATION

          Our Internet website is located at http://www.idosecurityinc.com. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

1A. RISK FACTORS

          OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED BY VARIOUS RISKS, INCLUDING, BUT NOT LIMITED TO THE PRINCIPAL RISKS NOTED BELOW.

RISKS CONCERNING OUR BUSINESS

          WE HAVE A HISTORY OF OPERATING LOSSES THAT MAY CONTINUE FOR THE FORESEEABLE FUTURE, THUS RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

          Since inception, we have incurred significant operating losses. Since the Acquisition Transaction in March 2007 and through December 31, 2008, we have incurred losses totaling $8.2 million. Prior to the Acquisition Transaction, our subsidiary, IDO Ltd., incurred losses of $2 million. We believe that we will continue to incur net losses for the foreseeable future as we continue to further develop and promote the MagShoe and related products. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, marketing and administration as we continue to develop our products. These expenditures will necessarily precede the realization of substantial revenues from the sales of our single product line, if any, which may result in future operating losses.

          The report of our independent registered public accounting firm for our financial statements for the year ended December 31, 2008 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This “going concern” paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

          OUR NEED FOR ADDITIONAL FINANCING IS ACUTE AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL FAILURE OF OUR COMPANY IN THE FUTURE.

          We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted or commercially and may have to restructure our operations or even cease operations entirely. Without adequate funding, we also may not be able to accelerate the development and deployment of the MagShoe, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. Additionally, in connection with our financings in December 2007 and December 2008, under the terms of the agreements with these holders, without their consent we may not grant any additional security interest until our obligations incurred in connection with such convertible debenture financing are paid out. The holders of these notes will also need to approve any additional financing in our company. The recent and continuing turmoil in the credit and equity markets may adversely affect our ability to raise the needed funds.

          ADVERSE GLOBAL ECONOMIC CONDITIONS AFFECT OUR CUSTOMERS AND, IN TURN, OUR OPERATING RESULTS

          The global economic environment deteriorated substantially during 2008. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the budgeting and purchasing behavior of our customers and prospective customers. We believe that this has affected our business and our prospects. If the global economic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues and earnings for the remainder of the current fiscal year and continuing into fiscal 2010.

          HOLDERS OF OUR SDECURED CONVERTIBLE PROMISSORY NOTES HAVE LIENS ON SUBSTANTIALLY ALL OF OUR ASSETS AND COULD FORECLOSE IN THE EVENT THAT WE DEFAULT UNDER THE NOTES.

Under the terms of the agreements with the holders of our secured promissory notes that we issued in December 2007 and December 2008, the note holders have a first priority lien on substantially all of our assets, including our cash balances. If we default under the notes, the note holders would be entitled to, among other things, foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the credit facility.

          OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION UPON THE CONVERSION OF OUR OUTSTANDING DEBENTURES AND PREFERRED STOCK BECAUSE THESE SECURITIES CONVERT AT A DISCOUNT TO THE MARKET PRICE OF OUR COMMON STOCK AT THE TIME OF CONVERSION.

          We currently have outstanding approximately $5.0 million of our 10% two year secured convertible promissory notes due November and December 2009 (the “December 2007 Notes”), $1.1 million of Convertible Promissory Notes due April 20, 2010 (“the “December 2008 Notes”; together with the December 2007 Notes, the “Investor Notes”) and approximately $2.7 million in stated value of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). We are required to make monthly payments with respect to the accrued principal and interest on the notes (dividends, in the case of the Series A Preferred Stock). These payments may be made, at our option, in shares of our Common Stock at a rate equal to 75% of the average of the closing bid prices of the common stock for the five trading days preceding the payment date (which shall in no event exceed $0.15 per share). We have been making the required payments in shares of our Common Stock and intend to continue doing so for the foreseeable future.

          There is an inverse relationship between our stock price and the number of shares issuable upon conversion of these securities. That is, the higher the market price of our Common stock at the time a Debenture is converted, the fewer shares we would be required to issue, and the lower the market price of our Common Stock at the time payment is made with respect to a security, the more shares we would be required to issue. Between January and April 6, 2009, we issued 83,158,089 shares of our common stock in payment of approximately $138,588 in principal and accrued interest in respect of the December 2007 Notes, at a average per share price of $0.077 for the January 2009 payments, $0.0012 for the February 2009 payments and $0.00098 per share for the March and April 2009 payments. Payments on the December 2008 Notes and the Series A Preferred Stock will commence in April 2009.

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

          Investors should consider the risks and uncertainties that we may encounter in a new and unproven market. These uncertainties include:

●	our ability to re-design our present product, if required, and design and develop additional products having the desired technological features in a cost efficient manner;

●	demand for and acceptance of our product utilizing our technologies;

●	our ability to demonstrate the benefits of our product to end users;

●	non-predictable unfavorable economic conditions in the industry; and

●	our ability to raise funds when needed on commercially acceptable terms.

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

          Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures and our management is required to issue a report concerning our internal controls over financial reporting in this Annual Report for our fiscal year ended December 31, 2008. Our independent auditors will be required to issue an opinion on management’s assessment of those matters for our annual report on Form 10-K for our fiscal year ending December 31, 2009. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are relatively new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. Because an audit of our internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our common stock.

RISKS ASSOCIATED WITH OUR SECURITIES AND CAPITAL STRUCTURE

          FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

          As of April 6, 2009, we had 2,000,000,000 authorized shares of Common Stock, of which 129,267,089 shares of our Common Stock were issued and outstanding as of such date. Except with respect to the Investor Notes and the Series A Preferred Stock, approximately 18,000,000 shares have been reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible securities as of April 6, 2009. The effective conversion price of the Investor Notes and the Series A Preferred Stock is variable, and is based upon a 25% discount to the average of the closing bid prices for our common stock for the five trading days preceding the conversion date (not to exceed $0.15 per share). The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

          Our board of directors has the authority, without further action or vote of our stockholders, to issue all or any part of the shares of our Common Stock that are authorized for issuance and neither issued nor reserved for issuance. Additionally, we require additional funds to continue to meet our liquidity needs and maintain our operations as presently conducted and to realize our business plan. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our Common Stock. In order to raise capital that we need at today’s stock prices, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our Common Stock.

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

          Although our common stock is listed on the OTC Bulletin Board, a regular trading market for the securities does not yet exist and may not exist or be sustained in the future. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for its common stock will be influenced by a number of factors, including:

●	the issuance of new equity securities;

●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	variations in quarterly operating results;

●	change in financial estimates by securities analysts;

●	the depth and liquidity of the market for our common stock;

●	investor perceptions of our company and the security industry generally; and

●	general economic conditions.

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

RISKS RELATED TO OPERATIONS IN ISRAEL

          WE MAY BE ADVERSELY AFFECTED FROM FOREIGN CURRENCY MARKET FLUCTUATIONS.

          A portion of our expenses, primarily labor expenses and certain supplier contracts, are nominated in New Israeli Shekels “NIS”. As a result, we have significant exposure to the risk of fluctuating exchange rates with the US Dollar, our primary reporting currency. During the last two years, the value of the US Dollar decreased by almost 25% before recovering. Any renewed devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses.

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

ITEM IB. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

          We do not own any real property. Our corporate offices are located at 17 State Street, New York, NY 10004. We paid $40,000 for the use of the office space for fiscal years 2008 and 2009.

          Through November 15, 2008, we leased office space comprised of 224 square meters in Rishon Le’Zion in Israel, for administrative offices for our subsidiary IDO Ltd., under a sub-lease at the monthly rental amount of $1,256. The sub-lessor was a private company whose sole shareholder is Mr. Gil Stiss, IDO Ltd.’s Chief Scientist and a director of IDO Ltd.

          As of November 16, 2008, we entered into a lease for new premises, also in Rishon Le’Zion, comprised of approximately 370 square meters, at a monthly rate of approximately $3,900 per month. The lease continues in effect through November 15, 2010, and, at our option, may be renewed for an additional one year term.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our Common Stock is quoted on the OTC Bulletin Board under the symbol “IDOI.” Until May 2007, there was only sporadic trading in our stock. As of May 31, 2007, a more active though limited trading market developed. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

          The following table shows the quarterly high and low bid prices for our Common Stock over the last completed quarter of 2008 and 2007 as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

	LOW	HIGH

Year Ended December 31, 2008
First Quarter	$1.41	$3.02
Second Quarter	$1.30	$1.84
Third Quarter	$0.15	$1.75
Fourth Quarter	$0.06	$.35

Year Ended December 31, 2007
Second Quarter	$1.00	$2.43
Third Quarter	$2.43	$2.50
Fourth Quarter	$2.05	$3.70

          As of April 6, 2009, there were 36 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

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

ITEM 6 SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

          We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development. Our senior and other employees have agrees to, defer, in part, salaries and benefits. As of March 31, 2009, we had 10 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements required management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates it uses to prepare the consolidated financial statements and bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2008 TO THE YEAR ENDED DECEMBER 31, 2007

          On March 8, 2007, we completed the acquisition of IDO Ltd. As we were a shell company prior to the acquisition, IDO Ltd. is deemed to be our predecessor.

          Pro forma financial results for the year ended December 31, 2007 (“2007”) include our results for the year ended December 31, 2007 combined with the results of IDO Ltd. for the period from January 1, 2007 to March 7, 2007, adjusted to give effect to our March 8, 2007 acquisition as if it had occurred on January 1, 2007.

2007
(Proforma)

Revenues	$69,080

Cost of sales	125,230

Gross loss	(56,150)

Operating expenses
Research and development costs	304,253
Selling, general and administrative expenses	1,031,304
Stock based compensation	5,379,103

Total operating expenses	6,714,660

Loss from operations	(6,770,810)

Interest expense	(647,293)
Interest income	3,295
Amortization of debt discount	(7,175,483)
Amortization of beneficial conversion feature	(452,993)
Amortization of deferred finance costs	(126,822)

Net loss	$(15,170,106)

          Revenues and cost of goods sold - We had revenues of $326,780 for 2008 as compared to $69,080 for 2007, all of which were derived from sales of the MagShoe units. Cost of goods sold in the amount of $339,263 and $125,230 in 2008 and 2007 exceeded sales resulting in gross losses of $12,483 and $56,150, respectively. Because we are a development stage company, the allocation of fixed manufacturing costs to cost of goods sold may continue to result in negative gross profit until we reach commercial viability.

          Research and Development - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries/fees and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $390,988 and $304,253 in 2008 and 2007, respectively. The increase in research and development expenses is principally attributable to the intensified research and design and development activities, including the hiring of additional engineers.

          Selling, general and administrative expenses- We incurred selling, general and administrative expenses of $2,148,752 and $1,031,304 for 2008 and 2007, respectively. These expenses primarily consist of salaries/fees and other related costs for personnel in executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. The increase in selling, general and administrative expenses is principally attributable to intensified marketing related activities.

          Stock Based Compensation. Between March and September 2007, we granted stock options to employees and consultants valued at $8.4 million. In April 2008, we granted additional stock options to employees valued at $307,000. The value of these options is being amortized over the vesting periods of each grant. Stock based compensation totaled 546,000 and $5.4 million for the year ended December 31, 2008 and 2007, respectively. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

          Interest expense - Interest expense was $655,810 and $647,293 for 2008 and 2007, respectively. The interest related primarily to the interest on the convertible promissory notes.

          Loss on Extinguisment of Debt – We accounted for the modification of our 2008 Notes as an extinguishment of debt in accordance with EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, (“EITF 96-19”).” We deemed the terms of the amendment to be substantially different and treated the Convertible Promissory Notes as extinguished and exchanged for new notes. As such, it was necessary to reflect the Convertible Promissory Notes at fair market value and record a loss on extinguishment of debt of approximately $991,000.

          Amortizations - We recorded amortization totaling $3.4 million and $7.7 million in 2008 and 2007, respectively. Amortization for the period relates to the debt discount, beneficial conversion feature and deferred finance costs incurred in connection with the placement of our convertible promissory notes which were issued in 2008 and 2007. These costs are amortized to the date of maturity of the debt unless converted earlier.

          Net Loss - We had a net loss of $8,183,960 for the year ended December 31, 2008 as compared to $15,170,106 for the year ended December 31, 2007.

          Preferred Stock Dividends – In December 2008, as a part of our private placement of the December 2008 Notes, we issued 26,664 shares of newly created Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For the year ended December 31, 2008, we declared dividends totaling $44,562. For financial reporting purposes, we recorded a discount of $1,562,395 to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. In addition, in accordance with EITF No. 00-27, an additional discount of $552,003 was recorded to reflect the beneficial conversion feature. The discounts are being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Amortization of discounts for the year ended December 31, 2008 amounted to $239,657.

LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 2008, we had a cash balance of $391,569 compared to $353,701 at December 31, 2007.

          Cash used in operating activities was $1,760,225 for the year ended December 31, 2008. The decrease in cash was primarily attributable to funding the loss for the period.

          Cash used in investing activities was $26,349 for the year ended December 31, 2008 primarily attributable to the addition of property and equipment.

          Cash provided by financing activities was $1,824,442 for the year ended December 31, 2008 and resulted from the following transactions:
●
We received proceed of $1,900,000 from the issuance of our December 2007 Notes, of which $1,150,000 was received in January 2008 from our escrow agent for notes previously issued We incurred financing costs of $160,455.

●	We received proceeds totaling $442,355 in short-term financing from certain of our shareholders and investors and incurred financing costs of $37,346.
●	We received proceeds of $567,724 from the issuance of the December 2008 Notes (as hereinafter defined) and in connection therewith, we incurred financing costs of $19,250.

                                      We repaid outstanding promissory notes totaling $1,029,767. Our wholly-owned subsidiary obtained a line of credit totaling approximately $250,000 of which $161,181 had been drawn down.

          To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

          Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “December 2007 Notes”, each a “December 2007 Note”) are scheduled to mature in December 2009. We received net proceeds of $1 million from the proceeds of the December 2007 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans then due and owing. Holders of certain notes outstanding participated in the private placement and the gross proceeds raised include amounts that we owed to these investors in the approximate amount of $2.7 million that were offset against such investors’ respective purchases of the December 2007 Notes. Commencing on the fourth month anniversary of the issuance of the December 2007 Notes and on the same day of each month thereafter until the principal amount of the December 2007 Notes has been paid in full, we are required to prepay 5% of the aggregate principal amount of the December 2007 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a “Scheduled Payment Date.”). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”); provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. During the year ended December 31, 2008, we repaid principal and accrued interest in the amount of $608,671 in the form of 3,326,272 shares of our Common Stock. Additionally, as of December 31, 2008, we owed approximately $516,000 to these investors as liquidated damages in respect of the non-filing of a registration statement in respect of the resale of the Common Stock underlying the December 2007 Notes and the warrants issued in connection therewith.

          Between April 29, 2008 and November 25, 2008 (the “April-November 2008 Loans”), we received gross loan proceeds of $442,355 from two 2008 investors and one stockholder. All of these loans were rolled into the financing consummated in December 2008 and discussed below.

          Pursuant to an offering dated October 30, 2008 to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, before the payment of offering related fees and expenses, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Note due April 20, 2010 (“collectively the “December 2008 Notes”) and Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The amount raised included $478,816 in principal and accreted interest on the April-November 2008 Loans that were offset against such purchasers’ respective purchases of the Purchased Securities. Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month until the principal amount of the December 2008 Notes has been paid in full (each a “Scheduled “Repayment Date”), we are required to prepay 8.33% of the aggregate principal amount of the December 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date. The amount may be paid, at the Company’s election, either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price of $0.15 or (B) 75% of the average of the closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Repayment Date; provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, we are also required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at our election, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to us of such holder’s agreement to accept payment in shares.

          In connection with the financing that was consummated in December 2008, the investors waived, through December 31, 2008, the events of default existing under the transaction documents relating to the December 2007 Notes, which primarily related to the filing of the above referenced registration statement and the non-payment of these amounts in a timely fashion. We currently do not intend to file such Registration Statement as the shares of Common Stock issuable upon conversion of the December 2007 Notes or exercise of the warrants issued in connection (as a result of a cashless exercise) therewith would be eligible to be resold under Rule 144. The non-filing of such registration statement as well as the non-payment of the liquidated damages and other related amounts (which will be paid upon request) constituted, as of January 2009, events of default under the transaction documents relating to the December 2007 Notes. However, the transaction documents also provide that the remedies available to the holders upon such event of default can be exercised only by the affirmative action of the holders o 65% of the outstanding principal amount of the 2008 Notes.

          As noted above, we need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of March 31, 2009, we have 10 full time remaining employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. Nonetheless, without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2008. While we raised approximately gross $1 million during the year ended December 31, 2008, such “going concern” qualification may make it more difficult for us to raise funds when needed. In addition, we will need the consent of holders of 66.67% of the outstanding amount of the December 2007 Notes and the December 2008 Notes to raising additional funds. These investors also have a lien on substantially all of our assets. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS 141(R), “Business Combinations - a replacement of FASB Statement No. 141”, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its consolidated results of operations or financial position.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact FAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (commonly referred to as the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the impact SFAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

          In May 2008, FASB issued FSP Accounting Principles Board No. 14−1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement” (“FSP APB 14−1”). FSP APB 14−1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non−convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14−1 is effective for us beginning after January 1, 2009. The Company is evaluating the effect of adopting FSP APB 14−1 on its financial statements.

          In June 2008, FASB ratified EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF No. 08-4”). Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF Issue No. 00-27, “ Application of Issue No. 98-5 to Certain Convertible Instruments” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, shall be effective for us beginning after January 1, 2009. The Company is evaluating the effect of adopting FSP APB 14−1 on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

          The information called for by this Item 8 is included following the “Index to Consolidated Financial Statements” contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer (who also serves as our principal financial and accounting officer) to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).

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

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We carried out an evaluation, under the supervision and with participation of management, including our President and Acting Chief Executive Officer (who also serves as our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

          This annual report does not include an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

          During the quarter ended December 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The names, ages and positions of our directors, executive officers and key employees are as follows:

Name	Age	Position
Michael Goldberg	59	President, Acting Chief Executive Officer and Director

Irit Reiner	51	Director

John Mitola	42	Director

Henry Shabbat	68	Chief Operating Officer (IDO Security Ltd.)

Business Experience

          The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

Section 16(A) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2008, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements for the fiscal year ended December 31, 2008.

Code of Ethics

          We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to the address listed on the cover page of this Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

          At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company’s Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company, at present, does not have significant operations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth all compensation for each of the last two fiscal years awarded to, or earned by, our Chief Executive Officer and the most highly compensated executive officer other than the Chief Executive Officer serving as such at the end of 2008 whose total compensation exceeded $100,000 for the year ended December 31, 2008.

Name and Principal Position(s)	Year	Salary		Bonus	Option Awards (1)		Total
Michael Goldberg,	2008	$198,000	(2)	—	$565,033	(3)	$763,033
President and Acting Chief Executive Officer (and Principal Financial Officer) (2)	2007	$115,500	(4)	—	$1,997,677	(5)	$2,113,177

Henry Shabbat, Chief Operating	2008	$72,000		—	$216,572	(6)	$288,572
Officer of IDO Security Ltd.	2007	$36,000		—	$312,068	(7)	$348,068

1. Amounts in this column reflect the expense recognized by us for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options that we issued. The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of seven years, risk free interest rate of 5.09%, no dividend yield and volatility of 134.97%.

2. Of the amount earned, approximately $95,000 was paid and $103,000 was deferred as of December 31, 2008.

3. Reflects the vesting in 2008 of options to purchase 337,500 shares of common stock (of a total of 1,200,000) that were previously awarded in June 2007.

4. Mr. Goldberg’s paid employment with the Company began as of July 1, 2007. Mr. Goldberg’s total annual salary is $198,000. Of the amount actually earned through December 31, 2007, $27,000 has been deferred (as of such date). Mr. Goldberg received the deferred salary in 2008.

5. Reflects the granting in 2007 of options to purchase 1,200,000 shares of common stock that were awarded in June 2007. Of such amount, 693,750 options vested in 2007.

6. Reflects the vesting in 2008 of options to purchase 120,000 shares of common stock (of a total of 240,000) that were previously awarded in July 2007.

7. Reflects the granting in 2007 of options to purchase 240,000 shares of common stock that were awarded in July 2007. Of such amount, 60,000 options vested in 2007

Employment/Consulting Agreements

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

          Henry Shabbat. On July 1, 2007, IDO Ltd. and Henry Shabat Ltd., a company owned by Mr. Henry Shabat, entered into a Management Agreement pursuant to which Mr. Shabat is to serve as IDO Ltd.’s Chief Operating Officer. Under the management agreement, Mr. Shabat is to be paid a monthly fee of $6,000. The management agreement has an initial term of one year; thereafter, the management agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Shabat was awarded options to purchase 240,000 shares of the Company’s common stock, which are scheduled to vest in equal installments of 30,000 shares at the end of each 90 day period following the execution of the management agreement. The per share exercise price range between $0.17 and $1.67 (post split level). The employment agreement also includes certain customary confidentiality and non-compete provisions that prohibit the executive from competing with the Company or soliciting the Company’s employees for 12 months following the termination of his retention.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2008

          The following table sets forth information as of December 31, 2008, concerning unexercised options for the purchase of common stock held by the named executive officers.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael Goldberg	525,000	—	$0.17	6/20/14
	84,375	—	0.25	9/30/14
	84,375	—	0.42	12/30/14
	84,375	—	0.58	3/31/15
	84,375	—	0.72	6/30/15
	84,375	—	0.95	9/30/15
	84,375	—	1.08	12/30/15
		84,375	1.17	3/31/16
		84,375	1.25	6/30/16
Henry Shabat	30,000	—	$0.17	9/30/14
	30,000	—	0.25	12/31/14
	30,000	—	0.42	3/31/15
	30,000	—	0.58	6/30/15
	30,000	—	0.72	9/30/15
	30,000	—	0.95	12/31/15
		30,000	1.08	3/31/16
		30,000	1.17	6/30/16

Compensation of Directors

          It is our policy to reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings.

The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Directors.

Name	Fees Earned		Option Awards(1)		Total
Irit Reiner	$21,000	(2)	$153,396	(3)	$174,396
John Mitola	$48,000	(4)	$—	(5)	$48,000

1.
Amounts in this column reflect the expense recognized by the Company for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options issued under the Company’s 2005 Incentive Plan. Options are discussed in further detail in the Outstanding Equity Awards at Fiscal Year End Table.

2.	Represents payment to Ms. Reiner for attendance at Board meetings and other services rendered to the Company.

3.
Reflects the vesting of options issued in 2008 to purchase 100,000 shares of common stock. The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of five years, risk free interest rate of 2.98%, no dividend yield and volatility of 134.97%.

4.	The entire amount has been deferred by the director.

5.
Represents the vesting of options for the purchase of up to 100,000 shares of common stock granted to Mr. Mitola in September 2007 at the per share exercise price of $1.00 which vest in 36 monthly installments. As of December 31, 2008, all of the 100,000 option shares, were vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Shareholders, Directors and Executive Officers

          The following table sets forth information as of the close of business on April 6, 2009, concerning shares of our common stock beneficially owned by: (i) each director; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

          In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 6, 2009. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 129,267,089 shares of common stock outstanding at April 6, 2009.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Michael Goldberg President and acting Chief Executive Officer c/o 17 State Street New York, NY	1,115,625	(1)	*
Henry Shabat Chief Operating Officer of IDO Security Ltd. c/o 17 State Street New York,, NY	210,000	(2)	*
Irit Reiner Director c/o 17 State Street New York,, NY	4,680,000	(3)	3.62%
John Mitola Director c/o 17 State Street New York, NY	100,000	(4)	*
Mr. Gil Stiss Chief Technology Officer of IDO Security Ltd. 41/13 Nahal Lachish St., Ashdod, Israel 77707	8,400,000	(5)	6.49%
All directors and officers as a group	14,505,625		11.11%

* Less than 1%.

(1)	Represent shares of Common stock issuable upon exercise of employee stock options.
(2)
Represent shares of Common stock issuable upon exercise of employee stock options. Does not include an additional 30,000 shares issuable upon exercise of employee stock options scheduled to vest over the next 6 months.

(3)
Comprised of (i) 4,580,000 shares of Common Stock held by Ms. Reiner’s husband and (ii) 100,000 shares issuable upon exercise of stock options issued to Ms. Reiner for services rendered as a director of our company. Does not include warrants to purchase an additional 200,000 shares of Common Stock issuable upon conversion of convertible debt securities and warrants held by Ms. Reiner husband. The warrants and convertible debt instruments contain provisions that prohibit the exercise of such warrants and/or conversion of the convertible debt instruments if following such exercise or conversion the aggregate holdings of such person would exceed 4.9% of the then issued and outstanding shares of our Common Stock.

(4)	Represent shares of Common stock issuable upon exercise of employee stock options.
(5)
Includes 3,300,000 shares to which the stockholder holds an irrevocable proxy to vote these shares on all matters submitted to stockholders. The selling stockholder disclaims any beneficial interest in the shares to which he holds a proxy.

Securities Authorized for Issuance Under Equity Compensation Plans

          We have two compensation plans (excluding individual stock option grants outside of such plans) under which our equity securities are authorized for issuance to employees, directors and consultants in exchange for services - the 2007 Equity Incentive Plan (the “2007 Plan”) and the 2007 Non-Employee Directors Stock Option Plan (the “2007 Directors Plan”; together with the 2007 Plan, the “Plans”). Our shareholders have approved these Plans.

          The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	3,490,000	$1.47	510,000

Equity compensation plans not approved by security holders:	—	—	—
TOTAL	3,490,000	$1.47	510,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

          One of the individual investors who advanced the Company $200,000 in connection with the private placement of the notes in March 2007 is the spouse of Ms. Irit Reiner, one of the Company’s non-employee directors.

          IDO Ltd. sub-leased office space from a private company wholly-owned by Mr. Gil Stiss, IDO Ltd.’s Chief Scientist and a director on of IDO Ltd. The sub-lease expired in March 2008 and, from the date of expiration through November 15, 2008, we were leasing the premises on a month-to-month basis at a monthly rate of approximately $1,256 per month. On November 16, 2008, we moved to new premises.

Director Independence

          The Board believes that John Mitola meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

          Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the fiscal years ended December 31, 2008 and 2007 are set forth below.

	Fiscal Year Ended December 31, 2008	Transition Period Ended December 31, 2007

Audit Fees	$97,500	$74,000

Audit Related Fees	$—	$5,000

Tax Fees	$—	$—

All Other Fees	$—	$—

Total	$97,500	$79,000

          Audit Fees were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.1	Amended and Restated Certificate of Incorporation of the Company filed as an exhibit to IDO's annual report on Form 10-KSB for the year ended December 31, 2007

3.2	Bylaws of the Company, filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2007

3.3	Certificate of Designation of Series A Preferred Stock filed December 11, 2008, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008

4.1	Form of Promissory Note issued to certain investors, filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008

4.2	Form of Class A Common Stock Purchase Warrant, filed as an exhibit to the Current Report on Form 8-K filed on April 6, 2007

4.3	Form of Warrant filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008

4.4	Form of Promissory Note issued on July 30, 2008, filed as an exhibit to IDO’s quarterly report on Form 10-Q for the three months ended June 30, 2008

4.5	Form of Secured Convertible Promissory Note due April 30, 2010, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008

4.6	Form of Warrant issued as of October 31, 2008, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008

10.1	Form of subscription Agreement, dated as of December 24, 2007, with certain investors filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008.

10.2	Form of Security Interest Agreement filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008.

10.3
Subscription Agreement dated as of October 31, 2008 by and between IDO Security Inc and the investors, filed as an exhibit to IDO’s quarterly report on Form 10-Q for the three months ended June 30, 2008.

10.4
Modification, Waiver and Consent Agreement dated as of December 17, 2008 between IDO Security Inc. and certain of the holders of certain of the Company’s previously issued notes, filed as an exhibit to IDO’s quarterly report on Form 10-Q for the three months ended June 30, 2008.

10.5	Employment Agreement dated as of June 1, 2007 between IDO Security Inc. and Michael Goldberg, filed as an exhibit to the Quarterly Report on Form 10-QSB for the three months ended June 30, 2007 +
10.6	Management Agreement dated as of July 1, 2007 between IDO Security Ltd. and Henry Shabat Ltd., filed as an exhibit to the Quarterly Report on Form 10-QSB for the three months ended June 30, 2007 +
10.7	Company’s 2007 Equity Incentive plan, filed as an exhibit to the Company’s information statement filed on February 26, 2008
10.8	Company’s 2007 Non-Employee Directors Stock option Plan, filed as an exhibit to the Company’s information statement filed on February 26, 2008
31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 14, 2009
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL
EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER) AND PRESIDENT

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Irit Reiner	Chairman, Director	April 14, 2009
Irit Reiner

/s/ Michael Goldberg	President, Acting Chief Executive Officer and Director	April 14, 2009
Michael Goldberg

/s/ John Mitola	Director	April 14, 2009
John Mitola

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IDO Security, Inc.

We have audited the accompanying consolidated balance sheets of IDO Security, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of their operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not achieved profitable operations, has incurred recurring losses, has a working capital deficiency and expects to incur further losses in the development of the business, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 157, “Fair Value Measurements” as of January 1, 2008.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
April 13, 2009

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$391,569	$353,701
Due from escrow agent	—	1,150,000
Inventory	124,708	177,037
Prepaid expenses and other current assets	81,840	75,678

Total current assets	598,117	1,756,416

Property and equipment, net	44,875	52,192
Goodwill	1,955,002	1,955,002
Deferred financing costs, net	17,068	718,106

Total assets	$2,615,062	$4,481,716

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,727,440	$516,962
Bank line of credit	161,181	—
Convertible promissory notes (net of discount of $2,236,792 and $855,758)	3,526,160	2,256,563
Loan payable, related party	44,826	44,826

Total current liabilities	5,459,607	2,818,351

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $236,413 and $2,642,522)	30,225	—
Accrued severance pay	178,205	155,681

Total liabilities	5,668,037	2,974,032

Redeemable Series A Cumulative Convertible Preferred Stock,
$.001 par value; $100 stated value 34,000 shares authorized; 26,664 shares outstanding
(net of discount of $1,874,740 and $-0-)	791,660	—

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Common stock, $.001 par value;
100,000,000 shares authorized; 46,083,070 and 34,361,250 issued and outstanding, respectively	46,083	34,361
Additional paid-in capital	19,306,867	16,431,941
Stock subscription receivable	(25)	(25)
Accumulated other comprehensive loss	(331)	(331)
Deferred stock based compenation	(55,007)	—
Accumulated deficit	(23,142,222)	(14,958,262)

Total stockholders’ (deficiency) equity	(3,844,635)	1,507,684

Total liabilities and stockholders’ (deficiency) equity	$2,615,062	$4,481,716

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007

Revenues	$326,780	$49,095

Cost of sales	339,263	107,187

Gross loss	(12,483)	(58,092)

Operating expenses
Research and development costs	390,988	279,177
Selling, general and administrative expenses	2,148,752	991,688
Stock based compensation	546,068	5,379,103

Total operating expenses	3,085,808	6,649,968

Loss from operations	(3,098,291)	(6,708,060)

Interest expense (including amortizations of debt discount, beneficial conversion features and deferred finance costs)	(4,095,848)	(8,069,987)
Interest income	1,828	3,295
Loss on extinguishment of debt	(991,649)	—

Net loss	(8,183,960)	(14,774,752)

Preferred stock dividends	(284,219)	—

Net loss attibutable to common stockholders	$(8,468,179)	$(14,774,752)

Basic and diluted loss per share	$(0.20)	$(0.45)

Weighted average number of shares outstanding – Basic and diluted	42,479,287	32,779,589

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

							Accumulated Other Comprehensive Income		Deferred Stock Based Compensation
					Additional Paid-in Capital			Common Stock Subscribed
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount						Total

Balances at January 1, 2007	—	$—	30,600,000	$30,600	$124,331	$(183,510)	$(331)	$(36,500)	$—	$(65,410)

Common stock subscriptions	—	—	—	—	—	—	—	36,475	—	36,475
Common stock and warrants issued in connection with debt placement	—	—	3,761,250	3,761	9,986,440	—	—	—	—	9,990,201
Beneficial conversion feature of of convertible debt issued	—	—	—	—	942,067	—	—	—	—	942,067
Stock based compensation	—	—	—	—	5,379,103	—	—	—	—	5,379,103
Net loss	—	—	—	—	—	(14,774,752)	—	—	—	(14,774,752)

Balances at December 31, 2007	—	—	34,361,250	$34,361	16,431,941	$(14,958,262)	$(331)	$(25)	$—	$1,507,684

Exercise of warrants	—	—	8,340,948	8,341	(8,341)	—	—	—	—	—
Common stock issued for services	—	—	30,000	30	90,570	—	—	—	(90,600)	—
Conversion of convertible promissory notes and accrued interest and fees	—	—	3,350,872	3,351	629,920	—	—	—	—	633,271
Warrants issued in connection with debt placement	—	—	—	—	1,551,310	—	—	—	—	1,551,310
Beneficial conversion feature of of convertible debt issued	—	—	—	—	385,211	—	—	—	—	385,211
Stock based compensation	—	—	—	—	510,475	—	—	—	35,593	546,068
Preferred stock dividends	—	—	—	—	(284,219)	—	—	—	—	(284,219)
Net loss	—	—	—	—	—	(8,183,960)	—	—	—	(8,183,960)

Balances at December 31, 2008	—	$—	46,083,070	$46,083	19,306,867	$(23,142,222)	$(331)	$(25)	$(55,007)	$(3,844,635)

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,183,960)	$(14,774,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528,606	133,190
Loss on extinguishment of debt	991,649
Amortization of note discount	2,525,906	6,905,171
Amortization of beneficial conversion feature of convertible debt	396,777	452,993
Accretion of interest on notes payable	41,936	509,842
Stock based compensation	546,068	5,379,103
Stock issued in lieu of interest and other charges	135,771	—
Loss on sale of property and equipment	22,415	—
Increase in net liability for severance pay	22,524	4,878
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Inventory	52,329	15,382
Prepaid expenses and other current assets	(6,162)	(62,834)
Accounts payable	408,881	40,624
Accrued expenses and other current liabilities	757,035	82,118

Net cash used in operating activities	(1,760,225)	(1,314,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of IDO Security Ltd., net of cash acquired of $19,974	—	(950,171)
Deferred acquisition costs	—	—
Proceeds from sale of property and equipment	1,006	—
Purchases of property and equipment	(27,355)	(41,378)

Net cash used in investing activities	(26,349)	(991,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription receivable	—	36,475
Proceeds from issuance of secured convertible notes	750,000	5,375,000
Proceeds from issuance of convertible notes and preferred stock	567,724	—
Due from escrow agent	1,150,000	(1,150,000)
Payments of deferred finance costs	(217,051)	(554,103)
Proceeds from related party loans	—	12,735
Proceeds from short-term debt	442,355	—
Proceeds from line of credit	161,181	—
Repayment of notes payable	(1,029,767)	(130,000)
Repayment of short-term debt	—	(938,056)

Net cash provided by financing activities	1,824,442	2,652,051

INCREASE IN CASH AND CASH EQUIVALENTS	37,868	346,217

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	353,701	7,484

CASH AND CASH EQUIVALENTS - END OF YEAR	$391,569	$353,701

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,546	$—

Non-cash activities
Issuance of common stock and warrants relating to convertible promissory notes	$633,271	$1,194,931
Issuance of common stock for cashless exercise of warrants	$8,341	$—
Preferred stock dividends and deemed dividends	$284,219	$—

See Notes to Consolidated Financial Statements.

IDO SECURITY INC.
(formerly The Medical Exchange, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Overview

IDO Security Inc. (hereinafter, “IDO”) is engaged in the design, development and marketing of devices for the homeland security and loss prevention markets that are intended for use in security screening procedures and are designed to detect concealed metallic objects through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening and detection market to complement the current detection methods for detecting metallic items during security screenings at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations requiring individual security screening. The consolidated financial statements include the accounts of IDO and IDO Security Ltd. (“IDO Ltd.”), its wholly-owned subsidiary (collectively the “Company”).

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

In June 2007, Med Ex changed its name to “IDO Security Inc.” and effected other changes to its capital structure discussed in Note 7 (Stockholders’ (Deficiency) Equity). The Company also effected a three-for-one forward stock split of its shares of common stock, par value $0.001 (the “Common Stock”). All share figures and results in this Annual Report on Form 10-K are reflected on a post-split basis.

We conduct our principal operations in Israel and revenues are derived principally from shipments to Asian and European countries.

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2008, the Company had not achieved profitable operations, had accumulated losses of $23.4 million (since inception), a working capital deficiency of $4.9 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or management’s ability to find sources of additional equity capital. The Company needs to raise additional funds to continue to meet its liquidity needs and realize its business plan and maintain operations.  The Company’s current cash resources are not sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

The Company has been funding its operations from the net proceeds from the private placement of its convertible securities.  In December 2007 and January 2008, the Company received net proceeds of approximately $1 million from the proceeds of the private placement to certain accredited investors (the “December 2007 Investors”) its two-year 10% Secured Convertible Promissory Notes, after the payment of offering related fees and expenses and after the repayment of short-term debentures and bridge loans that came due. Additionally, between April and November 2008, the Company received from two previous investors and one stockholder, gross loan proceeds totaling $442,355, which are discussed below in Note 6.  Finally, in December 2008, the Company raised net proceeds of $548,474 from certain December 2007 Investors in a private placement of convertible notes and preferred stock.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of IDO Ltd., the Company’s wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Development Stage Activities and Operations
From inception through the third quarter of 2008, the Company was in the development stage and has had insignificant revenues.  Statement of Financial Accounting Standard (“SFAS”) No. 7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.  In the fourth quarter of 2008, management determined that the Company was no longer in the development stage as the Company generated significant revenues.

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

Functional Currency
The majority of Company’s sales are in United States dollars. In addition, the majority of the Company’s investing and financing activities are in United States dollars. Accordingly, the Company has determined the United States dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured in United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation.”  All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

Concentrations
IDO maintains cash in bank accounts which may, at times, exceed federally insured limits. IDO has not experienced any losses on these accounts. At December 31, 2008 and 2007, amounts in excess of insurance amounted to approximately $171,000 and $229,000, respectively.

For the year ended December 31, 2008, 62% of the Company’s revenue was derived from shipments to China.  For the year ended December 31, 2007, 85% of the Company’s revenue was derived from shipments to Poland.

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

Inventories at December 31, 2008 consisted of components totaling $65,100 and partially completed and completed devices totaling $59,608.   Inventories at December 31, 2007 consisted of components totaling $33,847 and partially completed and completed devices totaling $143,190.

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

Goodwill
Goodwill consists of the excess of cost over net assets acquired of IDO Ltd. on March 8, 2007. Under the provisions of SFAS no. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.   The Company has performed its first impairment test in the first quarter of 2008.  The Company currently will perform annual impairment testing on a recurring basis in the last quarter of each year. Impairments, if any, will be expensed in the year incurred. As of December 31, 2008, there was no impairment to goodwill.

Research and Development
Costs incurred in connection with the research and development of the Company’s products is expensed as incurred.

Severance Pay
The Company’s subsidiary liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof (on a pro-rata basis). Such liability in Israel is fully provided by monthly deposits in accordance with insurance policies and by an accrual. The deposited funds include profits accumulated through December 31, 2008. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

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

 In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which became effective in 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company’s financial statements upon adoption. The Company also evaluated its tax positions as of December 31, 2008 and 2007 and reached the same conclusion.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123R,   “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

Earning (loss) per Share
Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential Common Stock outstanding during the period, only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	December 31
	2008	2007
Warrants	14,559,154	23,797,048
Convertible notes	43,611,427	4,863,065
Stock options	3,490,000	3,890,000
Convertible preferred stock	18,073,080	—

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting primarily of cash equivalents, accounts payable and accrued expenses, other current liabilities and convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.

●	Level 1, is defined as observable inputs being quoted prices in active markets for identical assets;

●	Level 2, is defined as observable inputs including quoted prices for similar assets; and

●	Level 3, is defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

The adoption of this pronouncement did not have a material effect on the financial condition or results of operations of the Company.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations - a replacement of FASB Statement No. 141”, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS 141(R), and has not yet determined the impact if any, SFAS 141(R) will have on its consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact SFAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (commonly referred to as the GAAP hierarchy). The statement is effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the impact SFAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

In May 2008, FASB issued FSP Accounting Principles Board No. 14−1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”   (“FSP APB 14−1”).  FSP APB 14−1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non−convertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14−1 is effective for us beginning after January 1, 2009.  The Company is evaluating the effect of adopting FSP APB 14−1 on its financial statements.

In June 2008, FASB ratified EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF No. 08-4”).  Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF Issue No. 00-27,  “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150,   “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, shall be effective for us beginning after January 1, 2009.  The Company is evaluating the effect of adopting FSP APB 14−1 on its financial statements.

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

In addition, prior to the Acquisition Transaction, IDO Ltd. received working capital loans from certain non-management related stockholders of IDO Inc. Following the consummation of the Acquisition Transaction, the outstanding principal amount and accrued interest were repaid from the proceeds of the private placement of Company’s securities referred to in Note 6.

The following table presents unaudited pro forma revenue, net loss and loss per share giving effect to the Acquisition Transaction as if it had been completed at the beginning of fiscal 2007

2007

Revenue	$69,080

Net loss	$(15,168,002)

Net loss per share,
basic and diluted	$(0.46)

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2008 and 2007:

	2008	2007
Accounts payable	$463,071	$348,818
Accrued registration penalty (see Note 6)	516,137	—
Accrued interest	512,124	38,539
Accrued dividend	44,562	—
Accrued compensation costs	70,406	90,622
Accrued professional fees	84,299	—
Accrued other	36,841	38,983

	$1,727,440	$516,962

NOTE 5 – BANK LINE OF CREDIT

The Company’s subsidiary has a line of credit for up to approximately $250,000.  The line bears interest at rates ranging from 9.3% per annum on amounts up to $200,000 of indebtedness and 12.55% on amounts over that. The line is collateralized by substantially all the assets of the subsidiary. As of December 31, 2008, $161,181 is outstanding under the line of credit.

NOTE 6 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	December 31,
	2008	2007
2008 Notes - secured and convertible - interest at 10% - see (iii) below	$4,963,050	$3,916,160

December 2008 Notes - secured and convertible - interest at 10% - see (v) below	1,066,540	—

2007 Notes - secured and convertible - see (i) below	—	1,578,200

October 2007 Notes – secured and convertible - see (ii) below	—	260,483
Total	6,029,590	5,754,843

Less: Discount	(2,473,205)	(3,498,280)
	3,556,385	2,256,563
Less Current Portion	(3,526,127)	(2,256,563)

Total	$30,258	$—

The maturities on the Notes are $5,762,952 payable in 2009 and $266,638 payable in 2010.

(i) Secured Convertible Notes

On February 28, 2007 and March 29, 2007, the Company raised gross proceeds of $1,050,000 and $1,250,000, respectively, from the private placement of its 120 day Secured Convertible Notes (the “2007 Notes”). The 2007 Notes were issued pursuant to a Subscription Agreement, dated February 28, 2007 (the “Subscription Agreement”), between the Company and certain investors (the “Investors”) pursuant to which the Company was able to raise up to $3 million from the placement of its promissory notes. On April 18, 2007, the Company raised an additional $700,000 under the Subscription Agreement. In connection with the issuance of the 2007 Notes, the Company issued warrants (the “Investor Warrants”) to purchase up to 9,720,000 shares of the Company’s Common Stock at a per share exercise price of $1.67. The warrants are exercisable through the fifth anniversary of the effective date of a resale registration statement relating to the Common Stock underlying the securities sold. Under the terms of the Subscription Agreement, the Investors also received 1,770,000 restricted shares (the “Incentive Shares”) of the Company’s Common Stock.

Pursuant to the Subscription Agreement, the Company issued the 2007 Notes to the Investors in the aggregate principal amount of $3,240,000, which reflected an original issue discount on the principal amount of the loan of 8% with respect to the 120 day loan period and an effective annual interest rate of 23%. Each of the 2007 Notes had an original term of 120 days and was convertible into shares of the Company’s Common Stock at the holder’s option at any time at an initial conversion price of $1.67 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger.

For financial reporting purposes, the Company recorded a discount of $2,042,361 to reflect the value of the warrants and shares issued and in accordance with EITF No. 00-27, an additional discount of $448,263 to reflect the beneficial conversion feature of the 2007 Notes. The discounts are being amortized to the date of maturity unless converted earlier.

A 2007 Note in the aggregate principal amount of $1,134,000 (purchase price of $1,050,000) was originally scheduled to mature on June 28, 2007. In July 2007, the Company and the holder of such 2007 Note agreed to extend the maturity date of this 2007 Note to August 31, 2007. In consideration of the extension, the Company issued to the holder, warrants to purchase an additional 1,701,000 shares of the Company’s Common Stock on terms and conditions that are identical to the Investor Warrants and also issued 315,000 Incentive Shares. For financial reporting purposes, the Company recorded a discount of $897,902 to reflect the value of the warrants and shares.  The discount is being amortized to the date of maturity unless converted earlier.

On July 26, 2007, the maturity date for 2007 Notes in the aggregate principal amount of $1,350,000 (purchase price of $1,250,000), which were originally scheduled to mature on July 29, 2007, have also been extended to August 31, 2007. In consideration of this extension, the Company issued to these holders, warrants to purchase an additional 1,217,199 shares of the Company’s Common Stock on terms and conditions that are identical to the Investor Warrants and also issued 218,750 Incentive Shares. For financial reporting purposes, the Company recorded a discount of $958,452 to reflect the value of the warrants and shares. The discount is being amortized to the date of maturity unless converted earlier.

As of August 16, 2007, the maturity date for Notes in the aggregate principal amount of $3,323,222, which were originally scheduled to mature on August 31, 2007, were extended to November 29, 2007. At that date, principal of $3,499,360 was due and payable, reflecting an annual effective interest rate of approximately 20%.  In consideration of this extension, the Company issued to these investors warrants to purchase an additional 7,573,500 shares of the Company’s Common Stock on terms and conditions that are identical to the Investor Warrants and also issued 1,402,500 Incentive Shares. For financial reporting purposes, the Company recorded a discount of $2,832,514 to reflect the value of the warrants and shares. The discount is being amortized to the date of maturity unless converted earlier.

At December 31, 2007, the Company owed principal and accreted interest of $1,578,200 and was in default.  Although no action was taken by the debt holder, the Company incurred default interest at an annual rate of 15%.  The default was cured in January 2008 as the Company paid $902,200 and the balance was re-invested in the Company’s private placement of its two-year 10% secured convertible promissory notes discussed below.

In December 2007 and January 2008, principal balances including accreted interest totaling $2,467,160 were re-invested in the Company’s private placement of its two-year 10% secured convertible promissory notes discussed below in (iii) and the remaining balance of $902,200 was repaid.

Interest incurred on the 2007 Notes amounted to $15,566 and $499,360 for the years ended December 31, 2008 and 2007, respectively. Amortization of debt discount and beneficial conversion for the years ended December 31, 2008 and 2007 amounted to $0 and $7,179,492, respectively.

(ii) Promissory Notes

On October 11, 2007, the Company raised gross proceeds of $250,000 from the private placement to institutional investors  of its 90 day Promissory Notes (collectively, the “October 2007 Notes”). The loan was advanced pursuant to a Subscription Agreement, dated as of October 11, 2007 (the “October 2007 Subscription Agreement”), between the Company and the investors. Pursuant to the October 2007 Subscription Agreement, the Company issued to the investors the October 2007 Notes, originally scheduled to mature on January 11, 2008, in the aggregate principal amount of $265,957.  The effective annual interest rate of the October 2007 notes is 25%. In connection with the issuance of these notes, the Company issued to the investors five-year warrants  to purchase up to 265,957 shares of the Company’s Common Stock at a per share exercise price of $1.77. In connection with their investment, the investors also received an aggregate of 25,000 restricted shares of the Company’s Common Stock.

Out of the gross proceeds received, the Company paid a due diligence fee of $25,000 and other offering related fees and expenses totaling $2,500.

For financial reporting purposes, the Company recorded a discount of $177,019 to reflect the value of the warrants and shares. The discount is being amortized to the date of maturity unless converted earlier.

At December 31, 2007, principal and accreted interest of $260,482 was due.  Upon maturity in January 2008, principal balances including accreted interest totaling $138,390 were re-invested in the Company’s private placement of its two-year 10% secured convertible promissory notes discussed below in (iii) and the remaining balance of $122,092 was repaid.

Interest incurred on the October 2007 Notes amounted to $5,475 and $10,482 for the years ended December 31, 2008 and 2007, respectively. Amortization of debt discount for the years ended December 31, 2008 and 2007 amounted to $32,584 and $145,157, respectively.

(iii) 10% Secured Convertible Promissory Notes

Between December 5, 2007 and January 24, 2008, the Company raised gross proceeds of $5,404,550 from the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of its two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a “2008 Note”). Of such amount, $3,916,160 was raised in December 2007 and $1,488,390 was raised in January 2008.    The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007, between the Company and the 2008 Investors.  The Company received net proceeds of $1 million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans that that came due in November 2007. Certain remaining note holders from a private placement of 2007 Notes and the October 2007 note holders participated in the private placement and the gross proceeds raised include amounts the Company owed to these investors in the approximate amount of $2.6 million that were offset against such investors’ respective purchases of the 2008 Notes.

In connection with the issuance of the 2008 Notes, the Company issued to the 2008 Investors, warrants (the “2008 Investor Warrants”) to purchase up to 5,404,550 shares of the Company’s Common Stock, of which warrants for 2,702,275 shares are exercisable at a per share exercise price of $2.00 and warrants for 2,702,275 shares are exercisable at a per share exercise price of $3.00. The per share exercise price of the 2008 Investor Warrants were subsequently reduced to $0.15 in connection with the investment in December 2008 Notes discussed below in (v).

The 2008 Notes are scheduled to mature on December 31, 2009 and were originally convertible into shares of Common Stock at the holder’s option at any time at an initial conversion price of $1.00 per share (the “Fixed Conversion Price”), subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the 2008 Notes accrues at the rate of 10% per annum and is payable upon a required monthly repayment or upon maturity, whichever occurs first, and will continue to accrue until the 2008 Notes are fully converted and/or paid in full. The per share Fixed Conversion Price of the 2008 Notes was subsequently reduced to $0.15 in connection with the investment in December 2008 Notes discussed below in (v).

Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, the Company is required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date (each such date, a “Scheduled Payment Date”). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average of the closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. In addition, under certain conditions, the Company may prepay the amounts outstanding on the 2008 Notes by giving advance notice and paying an amount equal to 115% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their 2008 Notes prior to the actual prepayment. As of December 31, 2008, principal in the total amount of $517,500 and accrued interest totaling $91,171 was repaid in the form of 3,326,272 shares of the Company’s Common Stock.   For the period January 1, 2009 through April 6, 2009, principal and accrued interest totaling $138,558 was repaid in the form of 83,158,089 shares of the Company’s Common Stock.

The Investor Warrants are exercisable through the fifth anniversary of the effective date of the Registration Statement. Holders of the Investor Warrants are entitled to exercise their warrants on a cashless basis if the Registration Statement is not in effect at the time of exercise.

The Fixed Conversion Price of the 2008 Notes and the exercise price of the Investor Warrants are subject to adjustment. Under the agreements with the holders of 2008 Notes, the Company agreed that if the Company made certain sales of its Common Stock (or securities convertible into Common Stock) to any third party at per share conversion price or exercise price less than the conversion price of the 2008 Notes and/or the exercise price of the 2008 Investor Warrants, adjustments would be made to the conversion price of the then unconverted Notes and to the exercise price of the then unexercised Investor Warrants. The above adjustments do not apply to certain specified transactions, such as the exercise of outstanding options, warrants, or convertible securities, the issuance of securities pursuant to a Company option plans or a non-employee director option plan, or the issuance of options to the Company’s directors, officers, and employees, and advisors or consultants, and transactions with strategic investors.

To secure the Company’s obligations to the 2008 Investors, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property. The security interest terminates upon payment or satisfaction of all of Company’s obligations under the 2008 Notes.

For financial reporting purposes, the Company recorded a discount of $4,141,838 ($3,006,128 in 2007) to reflect the value of the 2008 Investor Warrants issued and in accordance with EITF No. 00-27, an additional discount of $658,219 ($493,804 in 2007) to reflect the beneficial conversion feature of the 2008 Notes.  The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 2.85%, (3.65% in 2007) a dividend yield of 0% and volatility of 135%. As discussed below, the term of the 2008 Notes were modified.  As a result, all of the remaining unamortized discounts were expensed.

The Company incurred finder’s fees of  $540,455 ($391,616 in 2007), other offering related fees and expenses totaling $25,000 in 2007 and issued five-year warrants to purchase up to 1,080,930 shares (783,332 shares in 2007) of Common Stock at an original per share exercise price of $1.

The Company has not made any other payments in respect of the amounts due to on the 2008 Notes. The continuing non-payment of these amounts constitutes an Event of Default under the transaction documents with the 2008 Investors. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. In connection with the December 2008 Private Placement (discussed below in (v)), the holders of the requisite amount of outstanding 2008 Notes have waived all existing defaults through December 31, 2008. In addition, the per share conversion price in principal amount of the December 2007 Notes outstanding as of the date hereof, as well as the per share exercise price with respect to the warrants issued in connection therewith the December 2007 Notes, has been adjusted to $0.15.

The Company accounted for the modification of the 2008 Notes, as described above, as an extinguishment of debt in accordance with EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, (“EITF 96-19”).” The Company deemed the terms of the amendment to be substantially different and treated the Convertible Promissory Notes as extinguished and exchanged for new notes. As such, it was necessary to reflect the Convertible Promissory Notes at fair market value and record a loss on extinguishment of debt of approximately $991,000.

In accordance with FAS 157, the fair value of the 2008 Notes was determined utilizing level 3 inputs.  The fair value of the 2008 Notes was calculated utilizing the fully diluted market value of the invested capital of the Company immediately before and after the date of the debt modification. As a result, the face amount of the remaining principal balance of $4,963,050 was written down to its fair market value of $3,925,963. This discount is being amortized to the date of maturity unless converted earlier.

Interest incurred on the 2008 Notes amounted to $577,961 and $7,510 for the years ended December 31, 2008 and 2007, respectively. Amortization of debt discount for the years ended December 31, 2008 and 2007 amounted to $3,186,748 and $40,451, respectively.

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. In July 2008, the Company issued to an investor 24,600 shares of Common Stock in respect of liquidated damages of $24,600. At December 31, 2008, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. In connection with the transaction discussed in (v)  below, the holders of the requisite principal amount of the December 2008 Notes have agreed to waive, through December 31, 2008, existing Events of Default under such documents. In addition, the Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

(iv) Short-Term Promissory Notes

From April through November 2008, the Company received short-term loans from two of the 2008 Investors in the principal amount of $442,055. The outstanding balances bore interest at rates ranging from 18%- 28% per annum.  These proceeds from these loans were used for general corporate purposes.  The Company incurred issuance costs of $37,346.

In December 2008, principal balances including accreted interest totaling $478,816 were re-invested in the Company’s private placement of its secured convertible promissory notes and Series A Preferred Stock discussed below.

Interest incurred amounted to $36,461 for the year ended December 31, 2008. Amortization of debt discount for the year ended December 31, 2008 amounted to $37,346.

(v)  Secured Convertible Promissory Note and Series A Convertible Preferred Stock

Pursuant to an offering dated October 31, 2008 (the “December 2008 Private Placement”) to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, after the payment of offering related fees and expenses of $19,250, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Notes due April 20, 2010 (“collectively the “December 2008 Notes”) and Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). In addition, in connection with the issuance of the December 2008 Notes and the Series A Preferred Stock, the Company issued to the investors warrants (the “Warrants”; together with the December 2008 Notes and the Series A Preferred Stock, the “Purchased Securities”) to purchase in the aggregate up to 7,110,268 shares of the Company’s Common Stock at a per share exercise price equal to $0.25. The Warrants are exercisable through October 31, 2013 at a per share exercise price of $0.25.  The warrants include a ‘cashless exercise’ provision.  The amount raised included $478,816 in principal and accreted interest on loans advanced to the Company between April and November 2008 by two purchasers that were offset against such purchasers’ respective purchases of the Purchased Securities.

For financial reporting purposes, the Company recorded a discount of $845,743 to reflect the value of the Warrants and Preferred Stock issued and in accordance with EITF No. 00-27, an additional discount of $220,797 to reflect the beneficial conversion feature of the December 2008 Notes.  The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 1.35%, a dividend yield of 0% and volatility of 135%. The discounts are being amortized to the date of maturity unless converted earlier.

The December 2008 Notes are convertible into shares of Common Stock at the holder’s option at any time at an initial conversion price of $0.15 per share (the “Fixed Conversion Price”), subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the December 2008 Notes accrues at the rate of 10% per annum and is payable upon a required repayment (discussed below) or upon maturity, whichever occurs first, and will continue to accrue until the December 2008 Notes are fully converted and/or paid in full. From and after an event of default under the December 2008 Notes and for so long as the event of default is continuing, the December 2008 Notes will bear default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month until the principal amount of the December 2008 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the December 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date. The amount may be paid, at the Company’s election, either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price of $0.15 or (B) 75% of the average of the closing bid price of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date; provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock.

The Company’s obligations under the December 2008 Notes are secured by a security interest in substantially all of its assets pursuant to a prior Security Agreement dated as of December 24, 2007 between it and the purchasers of the 2008 Notes.

Holders of the Purchased Securities are subject to certain limitations on their rights to convert the securities. The principal limitation is that the holder may not, with certain limited exceptions, convert into a number of shares that would, together with other shares held by the holder, exceed 4.99% or 9.99% of the then outstanding shares of the Company after such conversion and/or exercise.

Under the subscription agreement of the December 2008 Private Placement, the Company also agreed that other than in connection with certain excepted issuances, if at any time any of the Purchased Securities are outstanding, the Company shall offer, issue or agree to issue (the “Lower Price Issuance”) any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) to any person or entity at a price per share or conversion or exercise price per share which shall be less than the conversion or exercise price in respect of the Purchased Securities, without the consent of Subscribers holding 66.67% of the outstanding principal amount of the December 2008 Notes, then the Company shall issue, for each such occasion, additional shares of Common Stock to each subscriber respecting each of the Purchased Securities that remain outstanding at the time of the Lower Price Issuance so that the average per share purchase price of the shares of Common Stock issued to the subscriber (of only the Common Stock or Warrant Shares still owned by the Subscriber) is equal to such other lower price per share and the conversion price and exercise price, as the case may be, of each of the outstanding Purchased Securities shall automatically be reduced to such other lower price.

The Company also agreed that until the expiration of the Exclusion Period (defined below) and during the pendency of an Event of Default, except for certain excepted issuances, the Company agreed to not enter into an agreement to nor issue any equity, convertible debt or other securities convertible into common stock or equity of the Company nor modify any of the foregoing which may be outstanding at anytime, without the prior written consent of investors, which consent may be withheld for any reason.   For so long as any of the Purchased Securities is outstanding, except for such excepted issuances, the Company will not enter into any equity line of credit or similar agreement, nor issue nor agree to issue any floating or variable priced equity linked instruments nor any of the foregoing or equity with price reset rights.  The “Exclusion Period” ends on the first to occur of (i) April 30, 2009, or (ii) until all the shares issuable upon exercise of the December 2008 Notes and Warrants have been resold or transferred by the subscribers pursuant to Rule 144, without regard to volume limitations.  Under certain circumstances, the Exclusion Period will be tolled.

In addition, for a period of one year, investors will have a right of first refusal to participate, in proportion to the their holdings in any proposed sale by the Company of its common stock or other securities or debt obligations, other than with respect to shares issued in connection with mergers, employee stock option plans and capital raises where the shares issued will not be registered.

Interest incurred amounted to $17,824 for the year ended December 31, 2008. Amortization of debt discount for the year ended December 31, 2008 amounted to $143,838.

NOTE 7 - STOCKHOLDERS’ (DEFICIENCY) EQUITY

Authorized Shares

On November 15, 2007, Company’s Board of Directors and the majority of Company’s stockholders authorized an increase the number of shares of Common Stock from 50,000,000 to 100,000,000. The increase became effective in March 2008.

On December 29, 2008, Company’s Board of Directors and the majority of Company’s stockholders authorized an increase the number of shares of Common Stock from 100,000,000 to 2,000,000,000. The increase became effective in March 2009.

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

The Board of Directors of the Company approved a three-for-one forward stock split. The forward stock split was effected in June 2007.

On December 29, 2008, Company’s Board of Directors and the majority of Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split at any ratio within an approved range (defined as between 10-to-1 to 50-to-1) at any time on or before December 31, 2009.  The board of directors has the sole discretion to determine whether or not to effect the reverse stock split and if so, at what ratio within the approved range.

Stock Issuances

Common Stock

At various times in 2008 and 2007, a total of 3,350,872 and 3,761,250 shares of Common Stock, respectively, were issued in connection with the private placements of convertible securities as discussed in Note 6.  For the period January 1, 2009 through April 6, 2009, principal and accrued interest totaling $138,558 was repaid in the form of 83,158,089 shares of the Company’s Common Stock.

On February 14, 2008, a total of 19,514,250 warrants issued in connection with the private placement of convertible securities were converted into 8,340,948 of the Company’s Common Stock under the cashless exercise provision.

In April 2008, the Company issued 30,000 shares of common stock to a consultant pursuant to a consulting agreement for services to be rendered through December 31, 2009.  For the year ended December 31, 2008, the Company recognized compensation expense of $35,593 and $55,007 as deferred compensation based on a market value of $3.02 per share on the date of the agreement.

Convertible Preferred Stock

In December 2008, in connection with the issuance of the December 2008 Notes more fully discussed above in Note 6(v), the Company issued to the purchasers of the December 2008 Notes 26,664 shares of its newly created Series A Preferred Stock. Each purchaser of the December 2008 Notes received shares of the Company’s Series A Preferred Stock with a stated value of $100 equal to 250% of the principal amount of the December 2008 Notes issued to such investor.

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State, effective as of December 11, 2008. A total of 34,000 shares of Series A Preferred Stock were so authorized.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the year ended December 31, 2008, the Company declared dividends totaling $44,562.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at the election of the Company, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred Stock was not classified as permanent equity.

For financial reporting purposes, the Company recorded a discount of $1,562,394 to reflect the difference in the amount of proceeds allocable to the Preferred Stock in the offering based on relative fair values and the stated value. Also in accordance with EITF No. 00-27, an additional discount of $552,003 was recorded to reflect the beneficial conversion feature.  The discounts are being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Amortization of discounts for the year ended December 31, 2008 amounted to $239,657.

Stock Option Plan

On November 15, 2007, the Company adopted the Equity Incentive Plan for employees and consultants initially reserving for issuance 3,000,000 shares of Common Stock; and the 2007 Non-Employee Directors Stock Option Plan for non-employee initially reserving for issuance 1,000,000 shares of Common Stock.

Stock Option Activity

In June and September 2007, the Company’s board of directors approved grants of stock options to employees and consultants to purchase an aggregate of 3.89 million shares of its common stock with exercise prices ranging from $0.17 to $7.50. The options have terms ranging from five to seven years and vest at various times over a two-year period.

In April 2008, the Company’s board of directors approved grants of stock options to employees to purchase an aggregate of 200,000 shares of its common stock at an exercise prices $1.00. The options have a five-year term and vested upon issuance.

Option activity for 2008 and 2007 is summarized as follows:

	Options	Weighted Average Exercise Price

Options outstanding, January 1, 2007	—
Granted	3,890,000	$1.65

Options outstanding, December 31, 2007	3,890,000	1.65
Granted	200,000	1.00
Forfeited	(600,000)	0.98

Options outstanding, December 31, 2008	3,490,000	$1.47

Aggregate intrinsic value	$0

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options. There were no option exercises in fiscal 2008.

The following table summarizes information regarding stock options outstanding at December 31, 2008:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.167 - $0.25	1,006,875	5.24	0.19	1,006,875	$0.19
$0.417 - $0.583	566,250	5.07	0.50	566,250	0.50
$0.717 - $1.083	699,375	4.32	0.95	650,625	0.94
$1.167 - $1.250	217,500	5.02	1.20	—	—
$2.50 - $3.50	500,000	3.67	3.00	500,000	3.00
$5.00 - $7.50	500,000	3.67	6.25	250,000	5.00

$0.167-$7.50	3,490,000	4.57	$1.73	2,723,750	$1.29

The weighted average per share fair value of options granted in 2008 and 2007 was $1.53 and $2.16, respectively. The fair value of the options granted was estimated using the Black-Scholes option-pricing model utilizing the following assumptions; volatility - 134.97%, expected life of options - four -seven years, risk free interest rate - 2.98%-5.09% and a dividend yield of 0%.

The Company recognized stock compensation expense of $510,475 and $5,379,103 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there was $107,718 of total unrecognized compensation cost related to nonvested options granted. That cost is expected to be recognized over a weighted-average period of .39 years.

Warrants

A summary of the warrants outstanding at December 31, 2008 is as follows:

Warrants	Exercise Price	Expiration Date
13,595,748	$0.25	2012-2013
963,406	1.67	2012

14,559,154

NOTE 8 - INCOME TAXES

At December 31, 2008, the Company had available approximately $5.1 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2024 through 2028.  The Company has foreign net operating loss carryforwards of $3.7 million with no expiration date.

Significant components of the Company’s deferred tax assets at December 31, 2008 are as follows:

Net operating loss carryforwards	$2,651,095
Stock based compensation	1,905,593

Total deferred tax assets	4,556,688
Valuation allowance	(4,556,688)

Net deferred tax assets	$—

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. At December 31, 2007, the Company had a valuation allowance of $2,812,782.  The increase in the valuation allowance was the result of increased net operating losses and stock based compensation.

The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company’s financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2008 and 2007 and reached the same conclusion.

The Company does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2009. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

IDO Inc. has not filed its U.S. federal returns since its inception.  Due to recurring losses, management believes that once such returns are filed, the Company would not incur an income tax liability. By statute, as IDO Inc. has not filed its federal returns, all such years remain open to examination by the major taxing jurisdictions to which it is subject.  In addition, by statute, the Israeli income tax returns of IDO Ltd. for the years 2005 through 2007 remain open to examination.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company received working capital loans from certain non-management affiliated stockholders of IDO. (see Note 3).  Amounts owed on the loans aggregated to $44,826 at both December 31, 2008 and 2007.

IDO Ltd. rented office space from a company wholly-owned by one of its directors, who is also its chief scientist.  The Company moved to new premises in November 2008.  Rent expense incurred approximated $21,000 and $12,000 for the years ended December 31, 2008 and 2007, respectively.  See Note 10.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 20, 2007, the Board of Directors of the Company appointed Michael Goldberg, the Company’s acting Chief Executive Officer since July 2006, to the position of President. Mr. Goldberg’s appointment became effective on July 2, 2007. In connection with his appointment as President, the Company and Mr. Goldberg entered into an employment agreement pursuant to which Mr. Goldberg is paid an annual salary of $198,000, payable monthly. The employment agreement has an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Goldberg can terminate the employment agreement and the relationship there under at any time upon 60 days’ notice. If during the initial term the Company were to terminate the agreement for any reason other than “Just Cause” (as defined the employment agreement), then the Company is to pay to Mr. Goldberg the salary then payable under the agreement through the scheduled expiration of the initial term; if such termination for any reason other than “Just Cause” were to take place during a renewal period, then the Company is to pay to Mr. Goldberg an amount equal to three months’ salary. Under the agreement, Mr. Goldberg was awarded options to purchase 1,200,000 shares (post split) of the Company’s common stock, of which options for 525,000 shares, at a per share purchase price of $0.17, shall be fully vested at the time of grant and options for the remaining shares are to vest in equal installments of 84,375 shares at the end of each calendar quarter, beginning September 30, 2007, at per share exercise prices ranging between $0.25 and $1.25.

On July 1, 2007, Mr. Henry Shabat was appointed Chief Operating Officer of IDO Ltd. In connection with Mr. Shabat’s retention as IDO Ltd.’s Chief Operating Officer, on July 1, 2007, IDO Ltd. and Henry Shabat Ltd., a company owned by Mr. Henry Shabat, entered into a management agreement pursuant to which Mr. Shabat is to serve as IDO Ltd.’s Chief Operating Officer. Under the management agreement, Mr. Shabat is to be paid a monthly fee of $6,000. The management agreement had an initial term of one year; thereafter, the management agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Shabat was awarded options to purchase 240,000 shares (post split) of the Company’s common stock, which are scheduled to vest in equal installments of 30,000 shares at the end of each 90 day period following the execution of the management agreement. The per share exercise price range between $0.17 and $1.67 (post split).

Lawsuit

In May 2008, a stockholder of the Company who holds 2,250,000 of common stock initiated a suit against the Company and  an officer/director of its subsidiary in the District Court in Petah Tikva, Israel.

The Company is in settlement negotiations under the auspices of the court. If these negotiations are unsuccessful, the Company will initiate mediation proceedings. In the event that the mediation proceedings do not produce a resolution, then the court will address the issues. The Company believes that it has meritorious defenses to this lawsuit and intends to aggressively defend its interests.

Operating Leases

The Company has entered into various operating lease agreements.  As of December 31, 2008, minimum future rental payments under such non-cancelable operating leases are as follows:

Year Ending December 31,	U.S. dollars
2009	$65,144
2010	26,856
$92,000

Aggregate rent expenses amounted to $41,373, and $17,363 for the year ended December 31, 2008 and 2007, respectively.

IDO SECURITY LTD.

Financial Statements

As of March 7, 2007

IDO SECURITY LTD.

Financial Statements

As of March 7, 2007

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Auditors	2

Financial Statements:

Statement of Operations	3

Statement of Cash Flows	4

Notes to the Financial Statements	5 - 13

REPORT OF INDEPENDENT AUDITORS

to the Shareholders of

IDO SECURITY LTD.

We have audited the accompanying statements of operations and cash flows for the period from January 1, 2007 through March 7, 2007. The financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the aforementioned financial statements present fairly, in all material respects, the result of the operations and cash flows for the period from January 1, 2007 through March 7, 2007, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a “going concern.” As discussed in Note 1d to the financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a “going concern.” The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to realize its business plan. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barzily & Co.

Jerusalem, Israel	Barzily & Co.
April 5, 2009	Certified Public Accountants

IDO SECURITY LTD.
STATEMENT OF OPERATIONS

For the period from January 1, 2007 through March 7, 2007

U.S. dollars

Revenues:
Sales of products	19,985

Cost of revenues:
Cost of products sold	(18,043)

Gross profit	1,942

Research and development costs	25,076
Selling, general and administrative expenses	39,616

Total operating expenses	64,692

Operating loss	(62,750)

Financial expenses, net	(21,085)

Net loss for the period	(83,835)

The accompanying notes to these financial statements are an integral part thereof.

IDO SECURITY LTD.
STATEMENT OF CASH FLOWS

For the period from January 1, 2007 through March 7, 2007

U.S. dollars
Cash flows from operating activities:
Net loss	(83,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,500
Severance pay	(11,617)
Interest and exchange rate differences	22,807
Increase / decrease attributable to changes in assets and liabilities:
Inventories	3,809
Due from related parties	(460)
Other current assets	(325)
Accounts payable	5,515
Other current liabilities	7,341

Net cash used in operating activities	(55,265)

Cash flows from investing activities:
Additions to property and equipment	(648)

Net cash used in investing activities	(648)

Cash flows from financing activities:
Decrease in short-term credit	(9,836)
Proceeds from short-term loans	45,000

Net cash provided by financing activities	35,164

Decrease in cash and cash equivalents	(20,749)
Cash and cash equivalents - beginning of period	74,088

Cash and cash equivalents - end of period	53,339

The accompanying notes to these financial statements are an integral part thereof.

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
March 7, 2007

NOTE 1 -	DESCRIPTION OF BUSINESS

	a.	IDO SECURITY Ltd. (hereinafter “IDO” or the “Company”) was incorporated in Israel in 2002.

The Company is primarily engaged in the design, development and marketing of devices for the homeland security market that are used in security screening to detect metallic objects concealed on or in shoes, ankles and feet through the use of electro-magnetic fields. The Company’s sole commercial product has been granted patent protection in the United States and has a patent pending in Israel. The Company has been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance.

b.
The Company’s success is subject to risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, such as demand and market acceptance of its products, the effects of technological change, competition and the development of new products.

	c.	As of March 7, 2007 and December 31, 2006, substantially all of the Company’s assets were located in Israel and substantially all of its operations were conducted in and from Israel.

d.
The financial statements are prepared in accordance with United States of America generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a “going concern.” The Company has a limited operating history and has sustained significant losses since its inception. These losses have produced operating cash flow deficiencies. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company’s ability to continue operations as a “going concern.” The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future operations of the Company are dependent upon management’s ability to find sources of additional equity capital. The Company needs to raise additional funds to continue to meet its liquidity needs, repay short-term loans, realize its current business plan and maintain operations. Management is continuing its efforts to secure funds through equity and/or debt instruments for its operations.

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

The majority of the Company’s sales is in US dollars or in US dollar linked currencies. In addition, the majority of the Company’s financing is received in US dollars. Accordingly, the Company has determined the US dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 “Foreign Currency Translation” (“SFAS No. 52”). All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

	d.	Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Machinery and Equipment	10
Computers and electronic equipment	15 – 33
Office furniture and equipment	7 – 15
Vehicles	15

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
March 7, 2007

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

	e.	Impairment of long-lived assets:

The Company’s long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At December 31, 2006, management believes that all of the Company’s long-lived assets are recoverable.

	f.	Revenue recognition:

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Under SAB No.104, the Company recognizes revenue from the sale of product upon shipment to the customer, and the following criteria have been met: persuasive evidence of an arrangement exists, title has been transferred, price is fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonable assured.

When the above revenue recognition criteria are not met at the time products are shipped, the Company records deferred revenue.

	g.	Research and Development:

Costs incurred in connection with the research and development of the Company’s products are expensed as incurred.

	h.	Marketing and Advertising:

Marketing and advertising costs are expensed as incurred.

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
March 7, 2007

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

	i.	Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

	j.	Severance pay:

The Company’s liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof. The Company’s liability in Israel is fully provided by monthly deposits with insurance policies and by an accrual.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

	k.	Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), “Business Combinations (revised 2007).” SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141(R) on January 1, 2009; however, the Company does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
March 7, 2007

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the income statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009; however, it does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. We have not issued any share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
March 7, 2007

NOTE 3 -	COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases:

The Company has entered into various operating rental lease agreements. In March 2007, minimum future rental payments under this lease amounted to $13,200. In May 2004, the Company entered into an operating lease for vehicles for a period of 36 months. As of March 7, 2007, the minimum future rental payments were approximately $5,400.

As of March 7, 2007, minimum future rental payments under such noncancelable operating leases are as follows:

For the period from January 1, 2007 through March 7, 2007	US dollars
2007	16,200
2008	2,400
18,600

Aggregate rent expense for the period from January 1, 2007 through March 7, 2007 amounted to $7,467.

NOTE 4 -	TAXES ON INCOME

	a.	Tax under various laws:

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

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
March 7, 2007

NOTE 4 -	TAXES ON INCOME (continued)

	c.	Taxes on income included in the statements of operations:

The following is a reconciliation of the theoretical tax expense (benefit), assuming all income is taxed at the regular tax rate applicable to Israeli companies, and the actual tax expense:

For the period from January 1, 2007 through March 7, 2007
U.S. dollars

Loss before income taxes	83,835

Theoretical tax provision (benefit) on the above amount at 29% and 31% in 2007 and 2006, respectively.	(24,312)

Increase in taxes resulting from:
Losses for which no tax benefit has been recorded	23,825
Permanent differences and nondeductible expenses, including difference between Israeli CPI-adjusted tax returns and dollar-adjusted financial statements-net	487

Actual tax expenses	—

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

IDO SECURITY LTD.
NOTES TO THE FINANCIAL STATEMENTS
March 7, 2007

NOTE 4 -	TAXES ON INCOME (continued)

	d.	Reduction in corporate income tax rate in Israel:

On July 25, 2005 an amendment to the Israeli tax law was approved by the Israeli parliament, which reduces the tax rates imposed on Israeli companies to 31% for 2006, This amendment states that the corporate tax rate will be further reduced in subsequent tax years as follows: in 2007 29%, in 2008 27%, in 2009 26% and thereafter 25%. This change does not have a material effect on the Company’s financial statements.

NOTE 5 -	TRANSACTIONS AND LOANS WITH RELATED PARTIES

For the period from January 1, 2007 through March 7, 2007
U.S. dollars

Salary expenses to related parties – approximately	26,000

