Form 10-Q
period 2009-03-31
IDO Security Inc.
filed 2009-05-20
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2009; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

  17 State Street
New York, New York 10004
(Address of principal executive offices, including zip code)

646-214-1234
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a Smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☐   (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of May 20, 2009, there were 989,654,070 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2009	2008
CURRENT ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$129,015	$391,569
Inventories	116,693	124,708
Prepaid expenses and other current assets	71,526	81,840

Total current assets	317,234	598,117

Property and equipment, net	62,660	44,875
Goodwill	1,955,002	1,955,002
Deferred financing costs, net	13,901	17,068

Total assets	$2,348,797	$2,615,062

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,872,937	$1,727,440
Bank line of credit	188,749	161,181
Convertible promissory notes
(net of discount of $1,896,757 and $2,236,792)	4,065,740	3,526,160
Loan payable, related party	44,826	44,826

Total current liabilities	6,172,252	5,459,607

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $0 and $236,413)	-	30,225
Accrued severance pay	175,674	178,205

Total liabilities	6,347,926	5,668,037

Redeemable Series A Cumulative Convertible Preferred Stock,
$.001 par value; $100 stated value
34,000 shares authorized; 26,664 shares outstanding
(net of discount of $1,526,850 and $1,874,740)	1,139,550	791,660

STOCKHOLDERS' DEFICIENCY
Preferred Stock
19,660,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
2,000,000,000 and 100,000,000 shares authorized; 119,101,684
and 46,083,070 issued and outstanding, respectively	119,102	46,083
Additional paid-in capital	19,041,524	19,306,867
Stock subscription receivable	(25)	(25)
Accumulated other comprehensive loss	(331)	(331)
Deferred stock based compensation	(42,064)	(55,007)
Accumulated deficit	(24,256,885)	(23,142,222)

Total stockholders' deficiency	(5,138,679)	(3,844,635)

Total liabilities and stockholders' deficiency	$2,348,797	$2,615,062

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$20,093	$-

Cost of sales	16,255	-

Gross profit	3,838	-

Operating expenses
Research and development expenses	59,911	112,658
Selling, general and administrative expenses	302,178	633,123
Stock based compensation - selling, general and administrative	90,349	608,647

Total operating expenses	452,438	1,354,428

Loss from operations	(448,600)	(1,354,428)

Interest expense (including amortization of debt discount,
beneficial conversion features and deferred finance costs)	(702,155)	(765,924)
Interest income	4	1,626
Foreign currency translation	36,088	(22,320)

Net loss	(1,114,663)	(2,141,046)

Preferred stock dividends and deemed dividends	(413,637)	-

Net loss attibutable to common stockholders	$(1,528,300)	$(2,141,046)

Basic and diluted loss per share:	$(0.02)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	69,636,252	38,577,553

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,114,663)	$(2,141,046)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	11,124	101,689
Amortization of note discount	540,119	388,938
Amortization of beneficial conversion feature of convertible debt	36,329	57,083
Accretion of interest on notes payable	-	5,475
Stock based compensation	90,349	608,647
Stock issued in lieu of interest and other charges	58,120	-
Interest related to note payable settlement	18,694	-
Loss on sale of property and equipment	-	2,553
(Decrease) increase in net liability for severance pay	(2,531)	14,544
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Inventory	8,015	(79,146)
Prepaid expenses and other current assets	10,314	16,974
Accounts payable	59,911	35,222
Accrued expenses and other current liabilities	19,839	121,790

Net cash used in operating activities	(264,380)	(867,277)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	1,006
Purchases of property and equipment	(25,742)	(9,410)

Net cash used in investing activities	(25,742)	(8,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of secured convertible notes	-	600,000
Proceeds from escrow agent	-	1,150,000
Payments of deferred finance costs	-	(160,455)
Proceeds from bank line of credit	27,568	-
Repayment of notes payable	-	(879,767)

Net cash provided by financing activities	27,568	709,778

DECREASE IN CASH AND CASH EQUIVALENTS	(262,554)	(165,903)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	391,569	353,701

CASH AND CASH EQUIVALENTS - END OF PERIOD	$129,015	$187,798

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$49,266

Non-cash activities
Issuance of common stock and warrants relating
to convertible promissory notes	$143,907	$1,538,471
Issuance of common stock for cashless exercise of warrants	$-	$8,341
Preferred stock dividends and deemed dividends	$413,637	$-

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of  IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2009, the Company had not achieved profitable operations, had accumulated losses of $24 million (since inception), a working capital deficiency of $5.8 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placement of its convertible securities.  In December 2007 and January 2008, the Company received net proceeds of approximately $1 million from the proceeds of the private placement to certain accredited investors (the “December 2007 Investors”) its 10% Secured Convertible Promissory Notes which are scheduled to mature on December 2009. Between April and November 2008, the Company received from two previous investors and one stockholder, gross loan proceeds totaling $442,355, which are discussed below in Note 6 below.  In December 2008, the Company raised net proceeds of $548,474 from certain December 2007 Investors in a private placement of convertible notes and preferred stock, as further discussed in Note 6. Finally, in April and May 2009, the Company raised net proceeds of $70,000 from certain of the December 2007 Investors, discussed in Note 8 below.

Certain amounts in the condensed consolidated statements of operations for the three months ended March 31, 2008 have been reclassified to conform to the 2009 presentation.  In prior periods, the Company included gains (losses) on foreign currency transactions as part of interest expense.  The Company is now segregating such amounts.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s (FASB) Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2009.

 In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. This FSP also requires that all prior-period EPS data be adjusted retrospectively. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	March 31
	2009	2008
Warrants	14,559,154	6,160,066
Convertible notes	43,611,427	3,890,000
Stock options	3,490,000	5,480,550
Convertible preferred stock	18,073,080	--

NOTE 4 – INVENTORIES

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

Inventories at March 31, 2009 consisted of components totaling $65,100 and partially completed and completed devices totaling $51,593.   Inventories at December 31, 2008 consisted of components totaling $65,100 and partially completed and completed devices totaling $59,608.

NOTE 5 – BANK LINE OF CREDIT

The Company’s subsidiary has a line of credit for up to approximately $250,000.  The line bears interest at rates ranging from 9.3% per annum on amounts up to $200,000 of indebtedness and 12.55% on amounts over that. The line is collateralized by substantially all the assets of the subsidiary. As of March 31, 2009 and December 31, 2008, $188,749 and $161,181, respectively, was outstanding under the line of credit.

NOTE 6 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
2008 Notes - secured and convertible - interest at 10% - see (i) below	$4,895,957	$4,963,050

December 2008 Notes - secured and convertible - interest at 10% - see (ii) below	1,066,540	1,066,540

Total	5,962,497	6,029,590

Less: Discount	(1,896,757)	(2,473,205)
	4,065,740	3,556,385
Less Current Portion	(4,065,740)	(3,526,160)

Total	$--	$30,225

(i) 10% Secured Convertible Promissory Notes

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

In connection with the issuance of the 2008 Notes, the Company issued to the 2008 Investors, warrants (the “2008 Investor Warrants”) to purchase up to 5,404,550 shares of the Company’s Common Stock, of which warrants for 2,702,275 shares are exercisable at a per share exercise price of $2.00 and warrants for 2,702,275 shares are exercisable at a per share exercise price of $3.00. The per share exercise price of the 2008 Investor Warrants were subsequently reduced to $0.15 in connection with the investment in December 2008 Notes discussed below in (ii).

The 2008 Notes are scheduled to mature on December 31, 2009 and were originally convertible into shares of Common Stock at the holder's option at any time at an initial conversion price of $1.00 per share (the “Fixed Conversion Price”), subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the 2008 Notes accrues at the rate of 10% per annum and is payable upon a required monthly repayment or upon maturity, whichever occurs first, and will continue to accrue until the 2008 Notes are fully converted and/or paid in full. The per share Fixed Conversion Price of the 2008 Notes was subsequently reduced to $0.15 in connection with the investment in December 2008 Notes discussed below in (ii).

Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, the Company is required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date (each such date, a "Scheduled Payment Date"). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average of the closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. In addition, under certain conditions, the Company may prepay the amounts outstanding on the 2008 Notes by giving advance notice and paying an amount equal to 115% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their 2008 Notes prior to the actual prepayment. For the period January 1, 2009 to March 31, 2009, principal in the total amount of $85,787 and accrued interest totaling $58,120 was repaid in the form of 73,019,216 shares of the Company’s Common Stock.   For the period April 1, 2009 through May 20, 2009, principal and accrued interest totaling $365,343 was repaid in the form of 870,552,386  shares of the Company’s Common Stock.

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

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. In July 2008, the Company issued to an investor 24,600 shares of Common Stock in respect of liquidated damages of $24,600. At March 31, 2009, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

(ii)  Secured Convertible Promissory Note and Series A Convertible Preferred Stock

Pursuant to an offering dated October 31, 2008 (the "December 2008 Private Placement") to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, after the payment of offering related fees and expenses of $19,250, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Notes due April 20, 2010 (“collectively the “December 2008 Notes”) and Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"). In addition, in connection with the issuance of the December 2008 Notes and the Series A Preferred Stock, the Company issued to the investors warrants (the “Warrants”; together with the December 2008 Notes and the Series A Preferred Stock, the “Purchased Securities”) to purchase in the aggregate up to 7,110,268 shares of the Company’s Common Stock at a per share exercise price equal to $0.25. The Warrants are exercisable through October 31, 2013 at a per share exercise price of $0.25.  The warrants include a ‘cashless exercise’ provision.  The amount raised included $478,816 in principal and accreted interest on loans advanced to the Company between April and November 2008 by two purchasers that were offset against such purchasers’ respective purchases of the Purchased Securities.

The December 2008 Notes are convertible into shares of Common Stock at the holder's option at any time at an initial conversion price of $0.15 per share (the “Fixed Conversion Price”), subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the December 2008 Notes accrues at the rate of 10% per annum and is payable upon a required repayment (discussed below) or upon maturity, whichever occurs first, and will continue to accrue until the December 2008 Notes are fully converted and/or paid in full. From and after an event of default under the December 2008 Notes and for so long as the event of default is continuing, the December 2008 Notes will bear default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month until the principal amount of the December 2008 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the December 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date. The amount may be paid, at the Company’s election, either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price of $0.15 or (B) 75% of the average of the closing bid price of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date; provided, that , if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock.

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

NOTE 7 - CAPITAL TRANSACTIONS

Authorized Shares

On December 29, 2008, Company’s Board of Directors and the majority of Company’s stockholders authorized an increase in the number of shares of Common Stock from 100,000,000 to 2,000,000,000. The increase became effective in March 2009.

Reverse Stock Split

On December 29, 2008, Company’s Board of Directors and the majority of Company’s stockholders approved an amendment to the Company's certificate of incorporation to effect a reverse stock split at any ratio within an approved range (defined as between 10-to-1 to 50-to-1) at any time on or before December 31, 2009.  The board of directors has the sole discretion to determine whether or not to effect the reverse stock split and if so, at what ratio within the approved range.

Stock Issuances

For the period January 1, 2009 through May 20, 2009, principal and accrued interest totaling $509,250 for the 2008 Notes was repaid in the form of  943,571,602 shares of the Company’s Common Stock.

Convertible Preferred Stock

In December 2008, in connection with the issuance of the December 2008 Notes more fully discussed above in Note 5(ii), the Company issued to the purchasers of the December 2008 Notes 26,664 shares of its newly created Series A Preferred Stock. Each purchaser of the December 2008 Notes received shares of the Company’s Series A Preferred Stock with a stated value of $100 equal to 250% of the principal amount of the December 2008 Notes issued to such investor.

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State, effective as of December 11, 2008. A total of 34,000 shares of Series A Preferred Stock were so authorized.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the three months ended March 31, 2009, dividends totaled $65,747. At March 31, 2009 and December 31, 2008, dividends payable total $110,309 and $44,562, respectively, and are included in accounts payable and accrued liabilities.

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

NOTE 8 - SUBSEQUENT EVENT

In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of secured convertible notes, Series A Preferred Stock and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 6(ii) above, for aggregate gross proceeds to not exceed $1.5 million.  Between April 28 and May 15, 2009, the Company raised net proceeds of $70,000 from the private placement to certain holders of the December 2008 Notes of $70,000 in principal amount of Secured Convertible Promissory Notes due 18 months following issuance and 1,750 shares of Series A preferred Stock. In connection with such investment, the Company issued to the providers of these funds warrants to purchase in the aggregate up to 466,667 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. The placement of the notes, the Series A Preferred Stock and the warrants were effected on substantive terms and condition identical to the placement consummated in December 2008 and discussed above in Note 6(ii). Proceeds of these funds were used to fund the Company’s continuing operations.

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

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC, including the risk factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statement for any reason.

OVERVIEW

IDO Security Inc. (“we”, “IDO” or the “Company”) is engaged in the design, development and marketing of devices for the homeland security and loss prevention markets that are intended for use in security screening procedures to detect metallic objects concealed on or in footwear, ankles and feet through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening to complement the current methods for the detection of metallic items during security screenings and at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations requiring individual security screening. Our common stock trades on the OTC Bulletin Board under the symbol IDOI.

IDO Security Inc. (formerly known as “The Medical Exchange Inc.”) was incorporated in the State of Nevada on January 23, 2004. On July 25, 2006, we, IDO Security Ltd. (“IDO Ltd.”) and IDO Ltd.’s Selling Shareholders entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which we purchased, in March 2007, all of the issued and outstanding share capital of IDO Ltd. (the “Acquisition Transaction”). Following the Acquisition Transaction, IDO Ltd. became a wholly-owned subsidiary of the Company and Med Ex adopted the business of IDO Ltd. In June 2007, the Company changed its name to “IDO Security Inc.”

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

The MagShoe has been deployed and is in operation in various countries including Israel, Spain, Poland, The Czech Republic, and Australia. During the fourth quarter of 2008, we began to penetrate the China based market, which we believe may be one of our more significant markets. Subject to raising additional capital, we expect to actively pursue certain Requests for Proposals ( RFP) for footwear scanners that we are beginning to receive from sources in various countries. We believe that these RFPs further validate the need for our product. In addition, in January 2006, the MagShoe was approved for use by the Department for Transport in the United Kingdom, after field trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems. In December of 2008, the Company received its certification from the Underwriter’s Laboratory (UL) in the United States, which signifies that the MagShoe is safe for sale in the United States.

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development. Our senior and other employees have agrees to, defer, in part, salaries and benefits. As of May 15, 2009, we had 10 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel. We are currently in discussion with certain of our investors regarding the possibility of additional investments in IDO by these investors. No assurance can be given that we will be able to raise the needed capital on commercially acceptable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Subject to raising additional working capital, we intend to pursue our business plan over the next twelve months with respect to product development and enhancement and field testing, as well as initial marketing efforts. We have been expanding our contact base and are aggressively seeking collaborative arrangements worldwide for our MagShoe product. In May 2008, we selected a leading contract manufacturer for high volume production of MagShoe and in June 2008, we announced the availability of an elite network of industry leading distributors and systems integrators for the MagShoe device which, together with the high volume production capabilities that we established in the second quarter of 2008, significantly strengthens our infrastructure to commercially manufacture and distribute the MagShoe device. In July 2008, we announced our entry into a collaborative relationship with Bryant Integrated Technologies, a leading security and consulting firm, to lead our product distribution efforts in the United States, and with Hwan Technology and Trade Co., one of China’s largest distributors of walk-through metal detectors, to lead our distribution efforts in China. Shortly thereafter, we announced our initial sale of the MagShoe Unit (through Bryant) in the United States to a leading commercial cruise line which intends to use the MagShoe device to significantly reduce passenger waiting lines while improving security. In addition, as a result of the recent terror attacks in Mumbai, India, we have targeted that area for special attention by our marketing department. This follows a successful test of the MagShoe at both the Mumbai and New Delhi airport several months ago. Recently, in April 2009, we announced the delivery of multiple MagShoe devices to the Xinjiang Airport in Northwestern China as well as initial sales of MagShoe devices to a large United States based international cruise lines where the devices are to be used in the cargo holders so as to primarily prevent theft of valuables.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 TO THE THREE MONTHS ENDED MARCH 31, 2008

On March 8, 2007, we completed the acquisition of IDO Ltd. As we were a shell company prior to the acquisition, IDO Ltd. is deemed to be our predecessor.

Revenues and costs of goods sold – Revenues for the three months ended March 31, 2009 and 2008 were $20,093 and $0, respectively, all of which were derived from sales of our MagShoe device. Costs of goods sold were $16,255 for the three months ended March 31, 2009.

Research and development expenses  - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the three months ended March 31, 2009 and 2008 in the amount of $59,911 and $112,658, respectively. The decrease in research and development expenses during the three months ended March 31, 2009 as compared to the corresponding period in 2008 is principally attributable to our product, the MagShoe device, being substantially developed and needing less research and development.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, consulting and other professional fees, and other costs related to administrative functions.   We incurred selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 of $302,178 and $633,123, respectively. The decrease in selling, general and administrative expenses during the three month period ended March 31, 2009 as compared to the corresponding period in 2008 is principally attributable to reduced costs for consultants as well as the Company incurred liquidated damages totaling $216,182 in the 2008 period in respect of the non-filing of a registration statement.

Stock based compensation Between June and September 2007, we granted stock options to employees and consultants valued at $7.5 million. The value of these options is being amortized over the vesting periods of each grant. Stock based compensation totaled $90,349 and $608,647 for the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense Interest expense for the three months ended March 31, 2009 and 2008 was $122,540 and $243,405, respectively. Interest expense related primarily to the placement of our convertible promissory notes.

Amortizations - During the three months ended March 31, 2009, we recorded amortization of $579,615 compared to $544,839 for the corresponding period in 2008. Amortization costs relates to the debt discount, beneficial conversion feature and deferred finance costs incurred in connection with the placement of our convertible promissory notes which were issued in  2008 and 2007. These costs are amortized to the date of maturity of the debt unless converted earlier.

Net loss - We had a net loss of $1,114,663 for the three months ended March 31, 2009 as compared to $2,141,046 for the three months ended March 31, 2008.

Preferred stock dividends – In December 2008, we issued 26,664 shares of newly created Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For the three months ended March 31, 2009, we declared dividends totaling $65,747. For financial reporting purposes, we recorded a discount of $1,562,395 to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. In addition, in accordance with EITF No. 00-27, an additional discount of $552,003 was recorded to reflect the beneficial conversion feature. The discounts are being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Amortization of discounts for three months ended March 31, 2009 amounted to $347,890.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had a cash balance of $129,015 compared to $391,569 at December 31, 2008.

Cash used in operating activities was $264,380 for the three months ended March 31, 2009. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $25,742 for the three months ended March 31, 2009 attributable to the addition of property and equipment.

Cash provided by financing activities was $27,568 for the three months ended March 31, 2009 from proceeds from our line of credit.

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “December 2007 Notes”, each a “December 2007 Note”) are scheduled to mature in December 2009. We received net proceeds of $1 million from the proceeds of the December 2007 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans then due and owing. Holders of certain notes outstanding participated in the private placement and the gross proceeds raised include amounts that we owed to these investors in the approximate amount of $2.7 million that were offset against such investors’ respective purchases of the December 2007 Notes. Commencing on the fourth month anniversary of the issuance of the December 2007 Notes and on the same day of each month thereafter until the principal amount of the December 2007 Notes has been paid in full, we are required to prepay 5% of the aggregate principal amount of the December 2007 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a “Scheduled Payment Date.”). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”); provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. During the three months ended March 31, 2009, we repaid principal and accrued interest in the amount of $143,907 in the form of 73,019,216 shares of our Common Stock. For the period from April 1 to May 20, 2009, we paid an additional $365,343 of principal and accrued interest in the form of 870,552,386 shares of common stock.  As of May 20, 2009, approximately $4.7 million remains outstanding on the December 2007 Notes. Additionally, as of March 31, 2009, we owed approximately $516,000 to these investors as liquidated damages in respect of the non-filing of a registration statement in respect of the resale of the Common Stock underlying the December 2007 Notes and the warrants issued in connection therewith.

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

Between April 28 and May 15, 2009, we raised net proceeds of $70,000 from the private placement to certain holders of the December 2008 Notes of $70,000 in principal amount of Secured Convertible Promissory Notes due 18 months following issuance and 1,750 shares of Series A Preferred Stock. In connection with such investment, we issued to the providers of these funds warrants to purchase in the aggregate up to 466,667 shares of our Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. The placement of the notes, the Series A Preferred Stock and the warrants were effected on substantive terms and condition identical to the placement consummated in December 2008 and discussed above. In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of secured convertible notes, Series A Preferred Stock and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed above, for aggregate gross proceeds to not exceed $1.5 million. Proceeds of these funds were used to fund our continuing operations.

As noted above, we need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of May 15, 2009, we have 10 full time remaining employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. Nonetheless, without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. We are in discussions with certain of our investors as to the possibility of additional investments in our company. As noted above, between April 28 and May 15, 2009, existing investors made additional investments in our company. However, at the present time, we have no commitments for any such financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms (or at all). Our limited availability of authorized and unissued shares of Common Stock, after taking into account the shares that we anticipate needing to issue on or about May 24, 2009, may impair our ability to raise additional funds. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2008. While we raised approximately gross $1 million during the year ended December 31, 2008 as well as an additional $70,000 during 2009, such “going concern” qualification may make it more difficult for us to raise funds when needed. In addition, the current economic situation further complicates our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

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

During the quarter ended March 31, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In our quarterly report on Form 10-Q for the three months ended June 30, 2008, we first disclosed that a certain stockholder the “Stockholder”) who holds 2,250,000 of our issued and outstanding shares of Common Stock (representing approximately 5.2% of our then issued and outstanding holdings) initiated a suit against Company and an officer and director of its Subsidiary (the “Affiliate”) in the District Court in Petah Tikva, Israel.

We and the stockholder were in settlement negotiations under the auspices of the court since August 2008. In May 2009, the District Court approved a settlement that we reached with the Stockholder whereby the Stockholder’s suit was discontinued and the parties furnished to each other mutual releases.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2009 without registration under the Securities Act:

Between January and March 31, 2009, we issued 73,019,216 shares of restricted stock to the holders of the 2008 notes in respect of principal and accrued interest in the aggregate amount of $143,907.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBM1ISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 20, 2009
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL
EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER) AND PRESIDENT