Form 10-Q
period 2009-06-30
IDO Security Inc.
filed 2009-08-19
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2009; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 19, 2009, there were 1,974,366,319 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
ASSETS	2009	2008
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$21,385	$391,569
Accounts receivable	37,030	-
Inventories	120,331	124,708
Prepaid expenses and other current assets	70,822	81,840

Total current assets	249,568	598,117

Property and equipment, net	61,326	44,875
Goodwill	1,955,002	1,955,002
Deferred financing costs, net	10,699	17,068

Total assets	$2,276,595	$2,615,062

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,656,024	$1,727,440
Bank line of credit	248,276	161,181
Convertible promissory notes
(net of discount of $1,340,510 and $2,236,792)	4,281,718	3,526,160
Loan payable, related party	44,826	44,826

Total current liabilities	6,230,844	5,459,607

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $38.847 and $236,413)	19,278	30,225
Accrued severance pay	190,387	178,205

Total liabilities	6,440,509	5,668,037

Redeemable Series A Cumulative Convertible Preferred Stock,
$.001 par value; $100 stated value
34,000 shares authorized; 30,853 and 26,664 shares issued
and outstanding, respectively (net of discount of
$1,455,062 and $1,874,740)	1,630,238	791,660

STOCKHOLDERS' DEFICIENCY
Preferred Stock
19,966,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
2,000,000,000 and 100,000,000 shares authorized; 1,770,259,815
and 46,083,070 issued and outstanding, respectively	1,770,260	46,083
Additional paid-in capital	17,887,820	19,306,867
Stock subscription receivable	(25)	(25)
Accumulated other comprehensive loss	(331)	(331)
Deferred stock based compensation	(29,121)	(55,007)
Accumulated deficit	(25,422,755)	(23,142,222)

Total stockholders' deficiency	(5,794,152)	(3,844,635)

Total liabilities and stockholders' deficiency	$2,276,595	$2,615,062

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$61,339	$33,684	$41,246	$33,684

Cost of sales	45,809	11,408	29,554	11,408

Gross profit	15,530	22,276	11,692	22,276

Operating expenses
Research and development expenses	99,783	219,291	39,872	106,633
Selling, general and administrative expenses	597,697	1,462,597	295,519	829,474
Stock based compensation - selling, general and administrative	128,198	566,185	37,849	(42,462)

Total operating expenses	825,678	2,248,073	373,240	893,645

Loss from operations	(810,148)	(2,225,797)	(361,548)	(871,369)

Interest expense (including amortization of debt discount,
beneficial conversion features and deferred finance costs)	(1,487,076)	(1,818,682)	(784,921)	(1,052,758)
Interest income	9	1,803	5	177
Foreign currency translation	16,682	36,758	(19,406)	59,078

Net loss	(2,280,533)	(4,005,918)	(1,165,870)	(1,864,872)

Preferred stock dividends and deemed dividends	(855,184)	-	(441,547)	-

Net loss attributable to common stockholders	$(3,135,717)	$(4,005,918)	$(1,607,417)	$(1,864,872)

Basic and diluted loss per share:	$(0.01)	$(0.10)	$(0.00)	$(0.04)

Weighted average number of shares outstanding
Basic and diluted	399,928,361	40,654,711	726,590,886	42,731,868

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,280,533)	$(4,005,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,757	227,529
Amortization of note discount	1,140,445	1,081,068
Amortization of beneficial conversion feature of convertible debt	73,061	167,103
Accretion of interest on notes payable	-	5,475
Stock based compensation	128,198	566,185
Stock issued in lieu of interest and other charges	522,562	-
Interest related to note payable settlement	18,694	-
Loss on sale of property and equipment	-	22,415
Increase in net liability for severance pay	12,182	32,696
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	(37,030)	-
Inventory	4,377	(153,147)
Prepaid expenses and other current assets	11,018	21,214
Accounts payable	107,257	37,741
Accrued expenses and other current liabilities	(314,928)	793,838

Net cash used in operating activities	(595,940)	(1,203,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	1,006
Purchases of property and equipment	(28,839)	(10,139)

Net cash used in investing activities	(28,839)	(9,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of secured convertible notes	167,500	750,000
Proceeds from escrow agent	-	1,150,000
Payments of deferred finance costs	-	(170,455)
Proceeds from bank line of credit	87,095	202,000
Repayment of notes payable	-	(1,029,767)

Net cash provided by financing activities	254,595	901,778

DECREASE IN CASH AND CASH EQUIVALENTS	(370,184)	(311,156)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	391,569	353,701

CASH AND CASH EQUIVALENTS - END OF PERIOD	$21,385	$42,545

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$49,266

Non-cash activities
Issuance of common stock and warrants relating
to convertible promissory notes	$1,057,993	$1,538,471
Issuance of common stock for cashless exercise of warrants	$-	$8,341
Preferred stock dividends and deemed dividends	$855,184	$-

 See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of presentation

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2009, the Company had not achieved profitable operations, had accumulated losses of $25 million (since inception), a working capital deficiency of $6 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or management's ability to find sources of additional equity capital. The Company needs to raise additional funds to continue to meet its liquidity needs, realize its business plan and maintain operations.  In addition, the Company’s current cash resources are not sufficient to support any unforeseen contingencies that may arise or permit the Company to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

The Company has been funding its operations from the net proceeds from the private placement of its convertible securities. In December 2007 and January 2008, the Company received net proceeds of approximately $1 million from the proceeds of the private placement to certain accredited investors (the “2008 Investors”) of its 10% Secured Convertible Promissory Notes which are scheduled to mature on December 2009. Between April and November 2008, the Company received from two previous investors and one stockholder, gross loan proceeds totaling $442,355, which are discussed below in Note 7 below.  In December 2008, the Company raised net proceeds of $548,474 from certain 2008 Investors in a private placement of convertible notes and preferred stock, as further discussed in Note 7. In April and June 2009, the Company raised net proceeds of $167,500 from certain of the 2008 Investors, as discussed in Note 7 below.  Finally, between July 1, 2009 and August 19, 2009, the Company raised net proceeds of $850,000 from certain of the 2008 Investors, discussed in Note 9 below.

We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 165 “Subsequent Events,” through the date that the financial statements were issued on August 19, 2009.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s ("FASB") Staff Position 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” ("SFAS 168"). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect adoption to have a material impact on our consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3").  FSP 142-3 amends FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The adoption did not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company’s financial instruments, consisting primarily of cash equivalents, accounts payable and accrued expenses, other current liabilities and convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

NOTE 4 - NET LOSS PER SHARE

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	June 30
	2009	2008
Warrants	15,675,821	7,448,866
Convertible notes	39,419,860	3,490,000
Stock options	3,490,000	5,480,550
Convertible preferred stock	21,774,113	--

NOTE 5 – INVENTORIES

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

Inventories at June 30, 2009 consisted of components totaling $82,764 and partially completed and completed devices totaling $37,567.   Inventories at December 31, 2008 consisted of components totaling $65,100 and partially completed and completed devices totaling $59,608.

NOTE 6 – BANK LINE OF CREDIT

The Company’s subsidiary has a line of credit for up to approximately $250,000.  The line bears interest at rates ranging from 9.3% per annum on amounts up to $200,000 of indebtedness and 12.55% on amounts over that. The line is collateralized by substantially all the assets of the subsidiary. As of June 30, 2009 and December 31, 2008, $248,276 and $161,181, respectively, was outstanding under the line of credit.

NOTE 7 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
2008 Notes - secured and convertible - interest at 10% - see (i) below	$4,446,313	$4,963,050

December 2008 Notes - secured and convertible - interest at 10% - see (ii) below	1,066,540	1,066,540

2009 Notes - secured and convertible - interest at 10% - see (iii) below	167,500	--

Total	5,680,353	6,029,590

Less: Discount	(1,397,357)	(2,473,205)
	4,300,996	3,556,385
Less Current Portion	(4,281,718)	(3,526,160)

Total	$19,278	$30,225

(i) 2008 Notes

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

Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, the Company is required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date (each such date, a "Scheduled Payment Date"). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average of the closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided, that, if such monthly amount is to be paid with shares of Common Stock, such payment in shares will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. In addition, under certain conditions, the Company may prepay the amounts outstanding on the 2008 Notes by giving advance notice and paying an amount equal to 115% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their 2008 Notes prior to the actual prepayment. For the period January 1, 2009 to June 30, 2009, principal in the total amount of $535,431 and accrued interest totaling $522,562 was repaid in the form of 1,724,176,745 shares of the Company’s Common Stock.

Pending an increase in the number of authorized and unissued shares of common stock, the Company currently does not have a sufficient number of shares of common stock available to honor any conversions of the 2008 Notes.  The inability to honor conversions constitutes an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.

The 2008 Investor Warrants are exercisable through the fifth anniversary of the effective date of the Registration Statement. Holders of the Investor Warrants are entitled to exercise their warrants on a cashless basis if the Registration Statement is not in effect at the time of exercise.

The Fixed Conversion Price of the 2008 Notes and the exercise price of the 2008 Investor Warrants are subject to adjustment. Under the agreements with the holders of 2008 Notes, the Company agreed that if the Company made certain sales of its Common Stock (or securities convertible into Common Stock) to any third party at per share conversion price or exercise price less than the conversion price of the 2008 Notes and/or the exercise price of the 2008 Investor Warrants, adjustments would be made to the conversion price of the then unconverted Notes and to the exercise price of the then unexercised Investor Warrants. The above adjustments do not apply to certain specified transactions, such as the exercise of outstanding options, warrants, or convertible securities, the issuance of securities pursuant to a Company option plans or a non-employee director option plan, or the issuance of options to the Company's directors, officers, and employees, and advisors or consultants, and transactions with strategic investors.

To secure the Company’s obligations to the 2008 Investors, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property. The security interest terminates upon payment or satisfaction of all of Company’s obligations under the 2008 Notes.

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At June 30, 2009, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

 (ii)  December 2008 Notes and Series A Convertible Preferred Stock

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

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month until the principal amount of the December 2008 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the December 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date. The amount may be paid, at the Company’s election, either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price of $0.15 or (B) 75% of the average of the closing bid price of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date; provided, that , if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. As of June 30, 2009, no principal or interest payments were made. For the period July 1, 2009 through August 19, 2009, principal and accrued interest totaling $100,115 was repaid in the form of 204,107,106 shares of the Company’s Common Stock.

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

Pending an increase in the number of authorized and unissued shares of common stock, the Company currently does not have a sufficient number of shares of common stock available to honor any conversions of the December 2008 Notes.  The inability to honor conversions constitutes an Event of Default under the December 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.

(iii) 2009 Notes and Series A Convertible Preferred Stock

 In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of secured convertible promissory notes (the "2009 Notes"), Series A Preferred Stock and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 7(ii) above, for aggregate gross proceeds to not exceed $1.5 million.  Between April 28, 2009 and June 21, 2009, the Company raised net proceeds of $167,500 from the private placement to certain holders of the December 2008 Notes of $167,500 in principal amount of 2009 Notes and 4,189 shares of Series A Preferred Stock. Commencing on the six month anniversary date of the 2009 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2009 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2009 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investment, the Company issued to the holders of the 2009 Notes, warrants to purchase in the aggregate up to 1,166,667 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

NOTE 8 - CAPITAL TRANSACTIONS

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

Stock Issuances

For the period January 1, 2009 through June 30, 2009, principal and accrued interest of the 2008 Notes totaling $1,057,993 was repaid in the form of 1,724,176,745 shares of the Company’s Common Stock. For the period July 1, 2009 through August 19, 2009, no principal or accrued interest of the 2008 Notes totaling was repaid.  Principal and accrued interest on the December 2008 notes totaling $100,115 was repaid in the form of 204,107,106 shares of the Company Common Stock.

Convertible Preferred Stock

In December 2008, in connection with the issuance of the December 2008 Notes more fully discussed above in Note 6(ii), the Company issued to the purchasers of the December 2008 Notes, 26,664 shares of its Series A Preferred Stock. Each purchaser of the December 2008 Notes received shares of the Company’s Series A Preferred Stock with a stated value of $100 equal to 250% of the principal amount of the December 2008 Notes issued to such investor.

In April and June 2009, in connection with the issuance of the 2009 Notes more fully discussed above in Note 6(iii), the Company issued 4,189 shares of Series A Preferred Stock.

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State, effective as of December 11, 2008. A total of 34,000 shares of Series A Preferred Stock were so authorized.  See Note 9.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the six and three months ended June 30, 2009, dividends totaled $136,255 and $70,508, respectively. At June 30, 2009 and December 31, 2008, dividends payable total $180,817 and $44,562, respectively, and are included in accounts payable and accrued liabilities.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at the election of the Company, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred Stock was not classified as permanent equity. To date, no shares of the Series A Preferred Stock have been redeemed or converted into shares of the Company’s Common Stock.

NOTE 9 - Subsequent Events

On July 30, 2009, the Company's certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock to 65,000 shares.

Between July 1, 2009 and August 19, 2009, the Company raised net proceeds of $850,000 (which includes $100,000 in principal amount of loans advanced to the Company that were offset against such note holder's purchase of these securities) from the private placement to certain holders of the December 2008 Notes of $850,000 in principal amount of Secured Convertible Promissory Notes due 18 months following issuance and 21,250 shares of Series A Preferred Stock. In connection with such investment, the Company issued to the providers of these funds, warrants to purchase in the aggregate up to 5,666,667 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. The placement of the notes, the Series A Preferred Stock and the warrants were effected on substantive terms and condition identical to the placement consummated in December 2008 and discussed in Note 7(ii).

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

The MagShoe has been deployed and is in operation in various countries including Israel, China, Spain, Poland, The Czech Republic, Australia and Germany. Subject to raising additional capital, we expect to actively pursue certain Requests for Proposals ( RFP) for footwear scanners that we are beginning to receive from sources in various countries.   We believe that these RFPs further validate the need for our product. In addition, in January 2006, the MagShoe was approved for use by the Department for Transport in the United Kingdom, after field trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems. In December of 2008, the Company received its certification from the Underwriter’s Laboratory (UL) in the United States, which signifies that the MagShoe is safe for sale in the United States.

In July 2009, we introduced a Network Management Control System (NMC-3), facilitating secure, centralized management of multiple MagShoe devices across none or more facilities. The NMC-3 system remotely manages up to 300 MagShoe devices simultaneously from a single site via a secure Ethernet connection, while still allowing each device to be operated individually. This provides an accurate and up-to-date view of the entire system state, offering immediate status and oversight relating activity on all installed units, as well as personnel and usage statistics. NMC-3 collects measurement information across the network and stores it in a central database, offering a range of data analysis tools for users to evaluate unit performance over a given time period, up to a full year. The resulting reports can be exported in Microsoft Excel-compatible format for simple viewing and assessment. In August 2009, the Transportation Security Administration announced that its goal is to put out an RFP during the next calendar year and to test and evaluate technologies in order to decide on a procurement plan. We plan to follow this procedure closely and to attempt to demonstrate the technological advances made by the current MagShoe in metal and non ferrous metal weapons detection in addition to our record keeping capabilities and cost saving measures.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2008

On March 8, 2007, we completed the acquisition of IDO Ltd. As we were a shell company prior to the acquisition, IDO Ltd. is deemed to be our predecessor.

Revenues and costs of goods sold– Revenues for the six and three months ended June 30, 2009 were $61,339 and $41,246, respectively, compared to $33,684 and $33,684 for the corresponding periods in 2008, all of which were derived from sales of our MagShoe device. Costs of goods sold for the six and three months ended June 30, 2009 were $45,809 and $29,554, respectively, compared to $11,408 and $11,408 for the corresponding periods in 2008. The increase in revenues and cost of goods sold during the six and three months ended June 30, 2009 as compared to the corresponding periods in 2008 is primarily attributable to the multi-unit sale of top end higher priced MagShoe devices with a base and handrails.

Research and development expenses   - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the six and three months ended June 30, 2009 of $99,783 and $39,872, respectively, compared to $219,291 and $106,633 for the corresponding periods in 2008. The decrease in research and development expenses during the 2009 periods as compared to the corresponding periods in 2008 is principally attributable to our product, the MagShoe device, being substantially developed and needing less research and development.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, consulting and other professional fees, and other costs related to administrative functions.   We incurred selling, general and administrative expenses for the six and three months ended June 30, 2009 of $597,697 and $295,519, respectively, compared to $1,462,597 and $829,474 for the corresponding periods in 2008. The decrease in selling, general and administrative expenses during the 2009 periods as compared to the corresponding periods in 2008 is principally attributable to reduced costs for consultants as well as the Company incurred liquidated damages totaling $516,137 in the 2008 period in respect of the non-filing of a registration statement.

Stock based compensation - Between June and April 2008, we granted stock options to employees and consultants. The value of these options is being amortized over the vesting periods of each grant. Stock based compensation totaled $128,198 and $37,849 for the six and three months ended June 30, 2009 respectively, compared to $566,185 and ($42,462) for the corresponding periods in 2008. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the six and three months ended June 30, 2009 were $267,201 and $144,661, respectively, compared to $311,837 and $64,832 during the 2008 periods. Interest expense related primarily to the placement of our convertible promissory notes.

Amortizations - During the six and three months ended June 30, 2009, we recorded amortization of $1,219,875 and $640,260, respectively, compared to $1,470,087 and $925,248  for the corresponding periods in 2008. Amortization costs relates to the debt discount, beneficial conversion feature and deferred finance costs incurred in connection with the placement of our convertible promissory notes which were issued in  2007, 2008 and 2009. These costs are amortized to the date of maturity of the debt unless converted earlier.

Net loss – For the six and three months ended June 30, 2009, we had a net loss of $2,280,553 and $1,165,870, respectively, compared to $4,005,918 and $1,864,872 for the corresponding periods in 2008.

Preferred stock dividends – In December 2008, we issued 26,664 shares and from April 2009 through June 2009, we issued 4,189 shares of Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For the six and three months ended June 30, 2009, we declared dividends totaling $136,255 and $70,508, respectively. For financial reporting purposes, we recorded a discount of $1,861,645 to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. In addition, in accordance with EITF No. 00-27, an additional discount of $552,003 was recorded to reflect the beneficial conversion feature. The discounts are being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Amortization of discounts for the six and three months ended June 30,,2009 amounted to $718,929 and $371,039, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had a cash balance of $21,385 compared to $391,569 at December 31, 2008.

Cash used in operating activities was $595,940 for the six months ended June 30, 2009. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $28,839 for the six months ended June 30, 2009 attributable to the addition of property and equipment.

Cash provided by financing activities was $254,595 for the six months ended June 30, 2009 from proceeds from our line of credit as well private placement of our securities.

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a “2008 Note”) are scheduled to mature in December 2009. We received net proceeds of $1 million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans then due and owing. Holders of certain notes outstanding participated in the private placement and the gross proceeds raised include amounts that we owed to these investors in the approximate amount of $2.7 million that were offset against such investors’ respective purchases of the 2008 Notes. Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, we are required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a “Scheduled Payment Date.”). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”); provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. During the six months ended June 30, 2009, we repaid principal and accrued interest in the amount of $1,057,993 in the form of 1,724,176,745 shares of our Common Stock.  As of August 19, 2009, approximately $4.4 million remains outstanding on the 2008 Notes. Additionally, as of June 30, 2009, we owed approximately $516,000 to these investors as liquidated damages in respect of the non-filing of a registration statement in respect of the resale of the Common Stock underlying the 2008 Notes and the warrants issued in connection therewith.

Between April 29, 2008 and November 25, 2008 (the “April-November 2008 Loans”), we received gross loan proceeds of $442,355 from two 2008 investors and one stockholder. All of these loans were rolled into the financing consummated in December 2008 and discussed below.

Pursuant to an offering dated October 30, 2008 to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, before the payment of offering related fees and expenses, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Note due April 20, 2010 (“collectively the “December 2008 Notes”) and Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The amount raised included $478,816 in principal and accreted interest on the April-November 2008 Loans that were offset against such purchasers’ respective purchases of the Purchased Securities. Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month until the principal amount of the December 2008 Notes has been paid in full (each a “Scheduled “Repayment Date”), we are required to prepay 8.33% of the aggregate principal amount of the December 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date. The amount may be paid, at the Company’s election, either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price of $0.15 or (B) 75% of the average of the closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Repayment Date; provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, we are also required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at our election, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to us of such holder’s agreement to accept payment in shares.  Between July 1, 2009 and August 19, 2009, we repaid principal and accrued interest in the amount of $100,115 on the December 2008 Notes in the form of 204,107,106 shares of our Common Stock. As of August 19, 2009, approximately $1 million remains outstanding on the December 2008 Notes. None of the Series A Preferred Stock were redeemed.

                Between April 28, 2009 and August 19, 2009, we raised net proceeds of $1,017,500 from the private placement to certain holders of the December 2008 Notes of $1,017,500 in principal amount of Secured Convertible Promissory Notes due 18 months following issuance and 25,439 shares of Series A Preferred Stock. In connection with such investment, we issued to the providers of these funds warrants to purchase in the aggregate up to 6,783,333 shares of our Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. The placement of the notes, the Series A Preferred Stock and the warrants were effected on substantive terms and condition identical to the placement consummated in December 2008 and discussed above. In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of secured convertible notes, Series A Preferred Stock and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed above, for aggregate gross proceeds to not exceed $1.5 million. Proceeds of these funds are being used to fund our continuing operations. We have received indications from holders of the December 2008 Notes of their intention to invest, in the aggregate, an additional $200,000 on terms identical to the foregoing. No assurance can however be provided that such additional warrants will in fact be invested.

                Pending an increase in the number of our authorized and unissued shares of common stock, we currently do not have a sufficient number of shares of common stock available to honor any conversions of the December 2008 Notes and 2008 Notes.  The inability to honor conversions of these notes constitutes an event of default under the transaction documents relating to these notes. However, the transaction documents also provide that the remedies available to the holders upon such event of default can be exercised only by the affirmative action of the holders of 65% of the outstanding principal amount of these notes. The increase in the number of our authorized shares of common stock will require the convening of a stockholders meeting. Except for the above referenced notes, we have a sufficient number of authorized shares of common stock reserved to honor conversions of outstanding warrants and options.

As noted above, we need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of May 15, 2009, we have 10 full time remaining employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. Nonetheless, without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. We are in discussions with certain of our investors as to the possibility of additional investments in our company. As noted above, between April 28, 2009 and August 19, 2009, existing investors made additional investments in our company. However, at the present time, we have no commitments for any such financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms (or at all). Our limited availability of authorized and unissued shares of Common Stock impairs our ability to raise additional funds. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2008. While we raised approximately gross $1.2 million during the year ended December 31, 2008 as well as an additional $1,017,500 during 2009, such “going concern” qualification may make it more difficult for us to raise funds when needed. In addition, the current economic situation further complicates our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

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

During the quarter ended June 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

(i) In our quarterly report on Form 10-Q for the three months ended June 30, 2008, we first disclosed that a certain stockholder the “Stockholder”) who holds 2,250,000 of our issued and outstanding shares of Common Stock (representing approximately 5.2% of our then issued and outstanding holdings) initiated a suit against Company and an officer and director of its Subsidiary (the “Affiliate”) in the District Court in Petah Tikva, Israel.

We and the stockholder were in settlement negotiations under the auspices of the court since August 2008. In May 2009, the District Court approved a settlement that we reached with the Stockholder whereby the Stockholder’s suit was discontinued and the parties furnished to each other mutual releases.

              (ii) On June 22, 2009, our wholly owned subsidiary, IDO Security Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of  1,356,000 NIS (approximately $355,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused. As of the date of the filing of this report on Form 10-Q, the former officer/director has not filed an answer to the complaint.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2009 without registration under the Securities Act:

Between April and June 30, 2009, we issued 1,651,157,529 shares of restricted stock to the holders of the 2008 notes in respect of principal and accrued interest in the aggregate amount of $914,086.

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

Between August 17-18, 2009, the Company raised net proceeds of $535,000 from the private placement to certain holders of the December 2008 Notes of $535,000 in principal amount of Secured Convertible Promissory Notes due 18 months following issuance and 13,375 shares of Series A Preferred Stock. In connection with such investment, the Company issued to the providers of these funds, warrants to purchase in the aggregate up to 3,566,667 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. The placement of the notes, the Series A Preferred Stock and the warrants were effected on substantive terms and condition identical to the placement consummated in December 2008 and discussed above. In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of secured convertible notes, Series A Preferred Stock and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed above, for aggregate gross proceeds to not exceed $1.5 million. Proceeds of these funds were used to fund our continuing operations. To date, we have raised $1,017,500, which includes $100,000 in principal amount of loans advanced to the Company that were offset against such holder’s purchase of these securities. The Company received indication from holders of the December 2008 Notes relating to their intention to invest, in the aggregate, approximately an additional $200,000 on terms identical to the foregoing. No assurance can, however, be provided that such additional amounts will in fact be invested.

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

IDO SECURITY INC.

Date: AUGUST 19, 2009	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT