Form 10-Q
period 2009-09-30
IDO Security Inc.
filed 2009-11-16
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2009; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 16, 2009, there were 1,982,917,590 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
ASSETS	2009	2008
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$406,953	$391,569
Inventories	137,488	124,708
Prepaid expenses and other current assets	115,213	81,840

Total current assets	659,654	598,117

Property and equipment, net	63,748	44,875
Goodwill	1,955,002	1,955,002
Deferred financing costs, net	7,461	17,068

Total assets	$2,685,865	$2,615,062

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,875,020	$1,727,440
Bank line of credit	266,251	161,181
Convertible promissory notes
(net of discount of $1,238,827 and $2,236,792)	4,956,848	3,526,160
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $2,390.494 and $0)	2,733,869	-
Loan payable, related party	44,826	44,826

Total current liabilities	9,876,814	5,459,607

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $220.997 and $236,413)	117,128	30,225
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $262,241 and $0)	136,196	-
Accrued severance pay	170,023	178,205

Total liabilities	10,300,161	5,668,037

Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $0 and $1,874,740)	-	791,660

Contingency

STOCKHOLDERS' DEFICIENCY
Preferred stock
19,935,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
2,000,000,000 and 100,000,000 shares authorized; 1,982,917,590
and 46,083,070 issued and outstanding, respectively	1,982,918	46,083
Additional paid-in capital	17,824,805	19,306,867
Stock subscription receivable	(25)	(25)
Accumulated other comprehensive loss	(331)	(331)
Deferred stock based compensation	(16,178)	(55,007)
Accumulated deficit	(27,405,484)	(23,142,222)

Total stockholders' deficiency	(7,614,296)	(3,844,635)

Total liabilities and stockholders' deficiency	$2,685,865	$2,615,062

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$61,339	$136,759	$-	$103,075

Cost of sales	45,808	58,039	-	46,631

Gross profit	15,531	78,720	-	56,444

Operating expenses
Research and development expenses	187,166	306,709	87,383	87,418
Selling, general and administrative expenses	945,614	1,821,615	347,917	359,018
Stock based compensation - selling, general and administrative	141,141	587,806	12,943	21,621

Total operating expenses	1,273,921	2,716,130	448,243	468,057

Loss from operations	(1,258,390)	(2,637,410)	(448,243)	(411,613)

Interest expense (including amortization of debt and preferred stock discount,
beneficial conversion features, dividends and deferred finance costs)	(3,009,661)	(3,061,831)	(1,522,585)	(1,316,665)
Interest income	20	1,817	11	14
Foreign currency translation	4,769	(34,680)	(11,913)	2,078

Net loss	(4,263,262)	(5,732,104)	(1,982,730)	(1,726,186)

Preferred stock dividends and deemed dividends	(855,184)	-	-	-

Net loss attributable to common stockholders	$(5,118,446)	$(5,732,104)	$(1,982,730)	$(1,726,186)

Basic and diluted loss per share:	$(0.01)	$(0.14)	$0.00	$(0.04)

Weighted average number of shares outstanding
Basic and diluted	920,150,573	41,444,489	1,943,631,229	43,009,894

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,263,262)	$(5,732,104)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	26,448	424,511
Amortization of note discount	2,373,322	1,938,773
Amortization of beneficial conversion feature of convertible debt	110,197	303,281
Accretion of interest on notes payable	24,000	22,334
Stock based compensation	141,141	587,806
Stock issued in lieu of interest and other charges	622,273	104,224
Interest related to note payable settlement	18,694	-
Loss on sale of property and equipment	-	22,415
Increase in net liability for severance pay	(8,182)	33,333
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Inventory	(12,780)	(164,288)
Prepaid expenses and other current assets	(33,373)	(39,221)
Accounts payable	134,465	(20,634)
Accrued expenses and other current liabilities	(229,415)	911,393

Net cash used in operating activities	(1,096,472)	(1,608,177)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	1,006
Purchases of property and equipment	(35,714)	(10,281)

Net cash used in investing activities	(35,714)	(9,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of secured convertible notes	1,042,500	750,000
Proceeds from escrow agent	-	1,150,000
Payments of deferred finance costs	-	(197,801)
Proceeds from short-term debt		414,500
Proceeds from bank line of credit	105,070	208,250
Repayment of notes payable	-	(1,029,767)

Net cash provided by financing activities	1,147,570	1,295,182

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,384	(322,270)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	391,569	353,701

CASH AND CASH EQUIVALENTS - END OF PERIOD	$406,953	$31,431

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$49,266

Non-cash activities
Issuance of common stock for the conversion of
convertible promissory notes and acrued interest	$1,203,254	$539,224
Issuance of common stock for cashless exercise of warrants	$-	$8,341
Preferred stock dividends and deemed dividends	$855,184	$-

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of presentation

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2009, the Company had not achieved profitable operations, had accumulated losses of $27 million (since inception), a working capital deficiency of $6 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placement of its convertible securities. In December 2007 and January 2008, the Company received net proceeds of approximately $1 million from the proceeds of the private placement to certain accredited investors (the “2008 Investors”) of its 10% Secured Convertible Promissory Notes which are scheduled to mature on December 2009. Between April and November 2008, the Company received from two previous investors and one stockholder, gross loan proceeds totaling $442,355.  In December 2008, the Company raised net proceeds of $548,474 from certain 2008 Investors in a private placement of convertible notes and preferred stock. Between April and September 22, 2009, the Company raised net proceeds of $1,042,500 from certain of the 2008 Investors. See Note 7 - Private Placement of Convertible Promissory Notes.

We have evaluated subsequent events through the date that the financial statements were issued on November 16, 2009.

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification ("ASC") became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	September 30,
	2009	2008
Warrants	22,175,821	7,448,866
Convertible notes	45,449,309	35,552,907
Stock options	3,490,000	3,490,000
Convertible preferred stock	38,732,613	--

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

Inventories at September 30, 2009 consisted of components totaling $99,921 and partially completed and completed devices totaling $37,567.  Inventories at December 31, 2008 consisted of components totaling $65,100 and partially completed and completed devices totaling $59,608.

NOTE 6 – BANK LINE OF CREDIT

The Company’s subsidiary has a line of credit with its bank.  The line bears interest at rates ranging from 9.3% per annum on amounts up to $200,000 of indebtedness and 12.55% on amounts over that. The line is collateralized by substantially all the assets of the subsidiary. As of September 30, 2009 and December 31, 2008, $266,251 and $161,181, respectively, was outstanding under the line of credit.  In October 2009, amounts owed under the line of credit were paid in full.

NOTE 7 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
2008 Notes - secured and convertible - interest at 10% - see (i) below	$4,362,954	$4,963,050

December 2008 Notes - secured and convertible - interest at 10% - see (ii) below	1,032,810	1,066,540

2009 Notes - secured and convertible - interest at 10% - see (iii) below	1,138,037	--

Total	6,533,801	6,029,590

Less: Discount	(1,459,825)	(2,473,205)
	5,073,976	3,556,385
Less Current Portion	(4,956,848)	(3,526,160)

Total	$117,128	$30,225

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

Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, the Company is required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date (each such date, a "Scheduled Payment Date"). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average of the closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided, that, if such monthly amount is to be paid with shares of Common Stock, such payment in shares will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. In addition, under certain conditions, the Company may prepay the amounts outstanding on the 2008 Notes by giving advance notice and paying an amount equal to 115% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their 2008 Notes prior to the actual prepayment. For the period January 1, 2009 to September 30, 2009, principal in the total amount of $542,790 and accrued interest totaling $560,349 was repaid in the form of 1,732,727,414 shares of the Company’s Common Stock.

At the Company’s 2009 annual general meeting of shareholders, scheduled to be held on December 24, 2009, the shareholders will consider a proposal to increase the authorized and unissued shares of the Company’s Common Stock. The Company currently does not have a sufficient number of shares of common stock available to honor any conversions of the 2008 Notes.  The inability to honor conversions constitutes an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  See Note 9 - Derivative Liabilities.

The 2008 Investor Warrants are exercisable through the fifth anniversary of the effective date of the Registration Statement referred to below. Holders of the Investor Warrants are entitled to exercise their warrants on a cashless basis if the Registration Statement is not in effect at the time of exercise.

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

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At September 30, 2009, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

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

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month until the principal amount of the December 2008 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the December 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date. The amount may be paid, at the Company’s election, either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price of $0.15 or (B) 75% of the average of the closing bid price of the Common Stock for the ten trading days ending on the trading day immediately preceding the Scheduled Payment Date; provided, that , if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. As of September 30, 2009, no principal or interest payments were made.

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

For the period January 1, 2009 to September 30, 2009, principal in the total amount of $38,191 and accrued interest totaling $61,924 was repaid in the form of 204,107,106 shares of the Company’s Common Stock.

Pending an increase in the number of authorized and unissued shares of common stock, the Company currently does not have a sufficient number of shares of common stock available to honor any conversions of the December 2008 Notes.  The inability to honor conversions constitutes an Event of Default under the December 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders. See Note 9 - Derivative Liabilities.

(iii) 2009 Notes and Series A Convertible Preferred Stock

In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of secured convertible promissory notes (the “2009 Notes”), Series A Preferred Stock and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 7(ii) above, for aggregate gross proceeds to not exceed $1.5 million.  Between April 28, 2009 and September 22, 2009, the Company raised net proceeds of $1,042,500 ($100,000 was rolled over from the 2008 financing) from the private placement to certain holders of the December 2008 Notes of $1,142,500 in principal amount of 2009 Notes and 28,564 shares of Series A Preferred Stock. Commencing on the six month anniversary of the issuance date of the 2009 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2009 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2009 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investment, the Company issued to the holders of the 2009 Notes, warrants to purchase in the aggregate up to 7,616,667 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

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

Stock Issuances

For the period January 1, 2009 through September 30, 2009, principal and accrued interest of Notes totaling $1,203,254 was repaid in the form of 1,936,834,520 shares of the Company’s Common Stock.  See Note 7 - Private Placement of Convertible Promissory Notes.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State, effective as of December 11, 2008.   As of June 30, 2009, 34,000 shares of $0.001 par value Series A Preferred Stock was authorized.  On July 30, 2009, the Company's certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock to 65,000 shares.  At September 30, 2009 and December 31, 2008, 55,228 and 26,664 shares of Series A Preferred Stock were issued and outstanding.

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

In April through September 2009, in connection with the issuance of the 2009 Notes more fully discussed above in Note 6(iii), the Company issued 28,564 shares of Series A Preferred Stock.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Series A Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $0.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.

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

Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions will now be classified as part of interest expense and will no longer be classified as preferred stock dividends and deemed dividends.  For the nine months ended September 30, 2009, dividends totaled $855,184. For the three months ended September 30, 2009, dividends totaled $652,803 and such amount has been included in interest expense.  At September 30, 2009 and December 31, 2008, dividends payable total $287,092 and $44,562, respectively, and are included in accounts payable and accrued liabilities.

NOTE 9 - Derivative Liabilities

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of Topic 815, Derivatives and Hedging.

During 2009, the Company issued warrants, Series A Preferred Stock and convertible notes under various private placements.  Due to the various issuances, the Company did not have enough available shares of authorized common stock to issue to the various security holders had all of the convertible securities been converted and/or exercised.  As a result, the value of some of the warrants would have to be recognized as a liability.  In addition, the Company evaluated the conversion terms of the notes and Series A Preferred Stock to determine if such terms gave rise to embedded derivatives that would need to be accounted for separately.   The Company determined that the lack of authorized shares to issue if all of the securities were converted resulted in the conversion features being embedded derivatives that must be bifurcated and recorded as derivative liabilities. In addition, the Company would be required to revalue the derivative liabilities at the end of each reporting period with the change in value reported on the statement of operations. The Company did not account for the derivative liabilities in its financial statements as it was determined to not be material.

NOTE 10 – Contingency

On October 10, 2009, a former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Security Ltd. (“IDO Ltd.”), as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,163 NIS  (approximately $393,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In connection with the suit, on November 5, 2009, IDO Ltd. received notice that a lien was placed on its assets by the former officer/director. In order to obtain the lien, the former officer/director was required to deposit a bank guarantee for 10% of the amount sought (i.e., 148,116 NIS-- approximately $39,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). On November 16, 2009, IDO Ltd. filed an application with the Court to release the lien on IDO Ltd.’s assets. The Company anticipates that a hearing relating to the release of the lien will be held before the end of November 2009. In June 2009, IDO Ltd. filed an action in the Labor Court in Tel-Aviv, Israel, against the officer based on material non-compliance by the officer with the terms of the employment agreement between the former officer and IDO Ltd.

The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

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

In July 2009, we introduced a Network Management Control System (NMC-3), facilitating secure, centralized management of multiple MagShoe devices across one or more facilities. The NMC-3 system remotely manages up to 300 MagShoe devices simultaneously from a single site via a secure Ethernet connection, while still allowing each device to be operated individually. This provides an accurate and up-to-date view of the entire system state, offering immediate status and oversight relating activity on all installed units, as well as personnel and usage statistics. NMC-3 collects measurement information across the network and stores it in a central database, offering a range of data analysis tools for users to evaluate unit performance over a given time period, up to a full year. The resulting reports can be exported in Microsoft Excel-compatible format for simple viewing and assessment. In August 2009, the Transportation Security Administration announced that its goal is to put out an RFP during the next calendar year and to test and evaluate technologies in order to decide on a procurement plan. We plan to follow this procedure closely and to attempt to demonstrate the technological advances made by the current MagShoe in metal and non ferrous metal weapons detection in addition to our record keeping capabilities and cost saving measures.

Our subsidiary, IDO Security Ltd., has experienced unforeseen and lengthy delays in obtaining from the Ministry of Defense of the State of Israel the requisite approvals needed for shipment of our MagShoe devices in respect of orders received. These delays have prevented us from making timely deliveries on orders received.  We are working to obtain the needed approvals and to streamline the process in the future. No assurance can however be given that we will be successful in these efforts. The delay in shipments  have contributed, in part, to lack of revenues for the three months period covered by this report, as revenues are not recorded prior to shipment.

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development. Our senior and other employees have agreed to defer, in part, salaries and benefits. As of November 13, 2009, we had 10 employees working on a full-time basis. We are currently in discussion with certain of our investors regarding the possibility of additional investments in IDO by these investors. No assurance can be given that we will be able to raise the needed capital on commercially acceptable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Subject to raising additional working capital, we intend to pursue our business plan over the next twelve months with respect to product development and enhancement and field testing, as well as initial marketing efforts. We have been expanding our contact base and are aggressively seeking collaborative arrangements worldwide for our MagShoe product. In May 2008, we selected a leading contract manufacturer for high volume production of MagShoe and in June 2008, we announced the availability of an elite network of industry leading distributors and systems integrators for the MagShoe device which, together with the high volume production capabilities that we established in the second quarter of 2008, significantly strengthens our infrastructure to commercially manufacture and distribute the MagShoe device. In July 2008, we announced our entry into a collaborative relationship with Bryant Integrated Technologies, a leading security and consulting firm, to lead our product distribution efforts in the United States, and with Hwan Technology and Trade Co., one of China’s largest distributors of walk-through metal detectors, to lead our distribution efforts in China. Shortly thereafter, we announced our initial sale of the MagShoe Unit (through Bryant) in the United States to a leading commercial cruise line which intends to use the MagShoe device to significantly reduce passenger waiting lines while improving security. In addition, as a result of the recent terror attacks in Mumbai, India, we have targeted that area for special attention by our marketing department. This follows a successful test of the MagShoe at both the Mumbai and New Delhi airport several months ago. Recently, in April 2009, we announced the delivery of multiple MagShoe devices to the Xinjiang Airport in Northwestern China as well as initial sales of MagShoe devices to a large United States based international cruise line where the devices are to be used in the cargo holders so as to primarily prevent theft of valuables. In August 2009, we announced a distribution arrangement in Italy with one of that nation’s recognized providers of system integration for physical and logistical security.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008

On March 8, 2007, we completed the acquisition of IDO Ltd. As we were a shell company prior to the acquisition, IDO Ltd. is deemed to be our predecessor.

Revenues and costs of goods sold - All revenues were derived from sales of our Magshoe device. Revenues for the nine months ended September 30, 2009 were $61,339. We did not record any revenues during the three months ended September 30, 2009. Revenues for the nine and three months ended September 30, 2008 were $136,759 and $103,075, respectively. Costs of goods sold for the nine months and three months ended September 30, 2009 were $45,808 and $-0-.  Costs of goods sold for the nine and three months ended September 30, 2008 were $58,039 and $46,631, respectively.

The decrease in revenues and cost of goods sold during the nine and three months ended September 30, 2009 as compared to the corresponding periods in 2008 is primarily attributable to delays experienced by our subsidiary in obtaining requisite approval from the Ministry of Defense of the State of Israel prior to shipment in respect of orders that we received. We are taking all commercially reasonable efforts to obtain the needed approvals and to avoid this problem in the future.  In addition, the Company is focusing its efforts on developing the next generation Magshoe which is scheduled to be launched soon.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the nine and three months ended September 30, 2009 of $187,166 and $87,383, respectively, compared to $306,709 and $87,418 for the corresponding periods in 2008. The decrease in research and development expenses during the 2009 periods as compared to the corresponding periods in 2008 is principally attributable to our product, the MagShoe device, being substantially developed and needing less research and development.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, consulting and other professional fees, and other costs related to administrative functions.   We incurred selling, general and administrative expenses for the nine and three months ended September 30, 2009 of $945,614 and $347,917, respectively, compared to $1,821,615 and $359,018 for the corresponding periods in 2008. The decrease in selling, general and administrative expenses during the 2009 periods as compared to the corresponding periods in 2008 is principally attributable to reduced costs for consultants as well as the Company incurred liquidated damages totaling $516,137 in the 2008 period in respect of the non-filing of a registration statement.

Stock based compensation - Between June and April 2008, we granted stock options to employees and consultants. The value of these options is being amortized over the vesting periods of each grant. Stock based compensation totaled $141,141 and $12,943 for the nine and three months ended September 30, 2009 respectively, compared to $587,806 and $21,621 for the corresponding periods in 2008. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the nine and three months ended September 30, 2009 were $516,535 and $249,334, respectively, compared to $438,263 and $126,426 during the 2008 periods. Interest expense related primarily to the placement of our convertible promissory notes.

Amortizations – The amortizations are included in interest expense in the statement of operations.  During the nine and three months ended September 30, 2009, we recorded amortization of $1,840,323 and $620,448, respectively, compared to $2,658,248 and $1,188,161 for the corresponding periods in 2008. Amortization costs relates to the debt discount, beneficial conversion feature, and deferred finance costs incurred in connection with the placement of our convertible promissory notes which were issued in  2007, 2008 and 2009. These costs are amortized to the date of maturity of the debt unless converted earlier.

Preferred stock dividends - In December 2008, we issued 26,664 shares and from April 2009 through September 2009, we issued 28,564 shares of Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount of $3,428,756 to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. In addition, an additional discount of $489,436 was recorded to reflect the beneficial conversion feature. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now be classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the six months ended June 30, 2009, dividends totaled $855,184. For the three months ended September 30, 2009, dividends totaled $652,803 and such amount has been included in interest expense.

Net loss – For the nine and three months ended September 30, 2009, we had a net loss of $4,263,262 and $1,982,730, respectively, compared to $5,732,104 and $1,726,186 for the corresponding periods in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had a cash balance of $406,953 compared to $391,569 at December 31, 2008.

Cash used in operating activities was $1,096,472 for the nine months ended September 30, 2009. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $35,714 for the nine months ended September 30, 2009 attributable to the addition of property and equipment.

Cash provided by financing activities was $1,147,570 for the nine months ended September 30, 2009 from proceeds from our line of credit as well private placement of our securities.

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a “2008 Note”) are scheduled to mature in December 2009. We received net proceeds of $1million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans then due and owing. Holders of certain notes outstanding participated in the private placement and the gross proceeds raised include amounts that we owed to these investors in the approximate amount of $2.7 million that were offset against such investors’ respective purchases of the 2008 Notes. Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, we are required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a “Scheduled Payment Date.”). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”); provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. During the six months ended June 30, 2009, we repaid principal and accrued interest in the amount of $1,057,993 in the form of 1,724,176,745 shares of our Common Stock.  As of November 13, 2009, approximately $4.36 million remains outstanding on the 2008 Notes. Additionally, as of September 30, 2009, we owed approximately $516,000 to these investors as liquidated damages in respect of the non-filing of a registration statement in respect of the resale of the Common Stock underlying the 2008 Notes and the warrants issued in connection therewith.

Between April 29, 2008 and November 25, 2008 (the “April-November 2008 Loans”), we received gross loan proceeds of $442,355 from two 2008 investors and one stockholder. All of these loans were rolled into the financing consummated in December 2008 and discussed below.

Pursuant to an offering dated October 30, 2008 to the holders of the 2008 Notes, on December 17, 2008, we realized net proceeds of $548,474, before the payment of offering related fees and expenses, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Note due April 20, 2010 (“collectively the “December 2008 Notes”) and Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The amount raised included $478,816 in principal and accreted interest on the April-November 2008 Loans that were offset against such purchasers’ respective purchases of the Purchased Securities. Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month until the principal amount of the December 2008 Notes has been paid in full (each a “Scheduled “Repayment Date”), we are required to prepay 8.33% of the aggregate principal amount of the December 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date. The amount may be paid, at the Company’s election, either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price of $0.15 or (B) 75% of the average of the closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Repayment Date; provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, we are also required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at our election, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to us of such holder’s agreement to accept payment in shares.  Between July 1, 2009 and September 30, 2009, we repaid principal and accrued interest in the amount of $100,115 on the December 2008 Notes in the form of 204,107,106 shares of our Common Stock. As of November 13, 2009, approximately $1.03 million remains outstanding on the December 2008 Notes. None of the Series A Preferred Stock were redeemed.

                 Between April 28, 2009 and September 30, 2009, we raised net proceeds of $1,042,500 from the private placement to certain holders of the December 2008 Notes of $1,042,500 in principal amount of Secured Convertible Promissory Notes due 18 months following issuance and 28,564 shares of Series A Preferred Stock. In connection with such investment, we issued to the providers of these funds warrants to purchase in the aggregate up to 7,616,667 shares of our Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. The placement of the notes, the Series A Preferred Stock and the warrants were effected on substantive terms and condition identical to the placement consummated in December 2008 and discussed above. In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of secured convertible notes, Series A Preferred Stock and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed above, for aggregate gross proceeds to not exceed $1.5 million. Proceeds of these funds were used to fund our continuing operations as well as pay down amounts outstanding under a line of credit with a commercial bank in the approximate amount of $267,000 for the benefit of our subsidiary IDO Security Ltd..

                At the Company’s 2009 annual general meeting of shareholders, scheduled to be held on December 24, 2009, the shareholders will consider a proposal to increase the authorized and unissued shares of the Company’s Common Stock. Currently do not have a sufficient number of shares of common stock available to honor any conversions of the December 2008 Notes and 2008 Notes.  The inability to honor conversions of these notes constitutes an event of default under the transaction documents relating to these notes. However, the transaction documents also provide that the remedies available to the holders upon such event of default can be exercised only by the affirmative action of the holders of 65% of the outstanding principal amount of these notes. The increase in the number of our authorized shares of common stock will require the convening of a stockholders meeting. Except for the above referenced notes, we have a sufficient number of authorized shares of common stock reserved to honor conversions of outstanding warrants and options.

As noted above, we need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of November 13, 2009, we have 10 full time remaining employees on staff.  Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. As noted above, between April 28, 2009 and September 30, 2009, existing investors made additional investments in our company. However, at the present time, we have no commitments for any such financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms (or at all). Our limited availability of authorized and unissued shares of Common Stock impairs our ability to raise additional funds. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2008. While we raised approximately gross $1.2 million during the year ended December 31, 2008 as well as an additional $1,042,500 during 2009, such “going concern” qualification may make it more difficult for us to raise funds when needed. In addition, the current economic situation further complicates our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

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

During the quarter ended September 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

(i) On June 22, 2009, our wholly owned subsidiary, IDO Security Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of  1,356,000 NIS (approximately $360,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

As of the date of the filing of this report on Form 10-Q, the former officer/director has not filed an answer to the complaint. An answer needs to be filed by December 20, 2009.

(ii) On October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,163 NIS  (approximately $393,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In connection with the suit, on November 5, 2009, IDO Ltd. received notice that a lien was placed on its assets by the former officer/director. In order to obtain the lien, the former officer/director was required to deposit a bank guarantee for 10% of the amount sought (i.e., 148,116 NIS-- approximately $39,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). On November 16, 2009, IDO ltd. filed an application with the Court to release the lien on IDO Ltd. assets. The Company anticipates that a hearing relating to the release of the lien will be held before the end of November 2009.

The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2009 without registration under the Securities Act:

Between July and September 30, 2009, we issued 8,550,669 shares of restricted stock to the holders of the 2008 Notes in respect of principal and accrued interest in the aggregate amount of $45,146.

Between July and September 30, 2009, we issued 204,107,106 shares of restricted stock to the holders of the December 2008 Notes  in respect of principal and accrued interest in the aggregate amount of $100,115.

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

IDO SECURITY INC.

Date: NOVEMBER 16, 2009	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT