Form 10-K
period 2009-12-31
IDO Security Inc.
filed 2010-04-15
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number : 0-51170

IDO SECURITY INC.
 (Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17 State Street	10004
New York, New York	(Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation  S-T ($232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 2,294,029,844 shares of common stock, par value $0.001 per share, outstanding as of March 31, 2010. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of $0.00081 of the common stock on the OTC Bulletin Board on June 30, 2009, was approximately $1.4 million.

IDO SECURITY INC.
2009 FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY’S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; ABILITY TO RAISE EXISTING FUNDS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY’S INABILITY TO CONTINUE OPERATIONS; THE COMPANY’S INABILITY TO OBTAIN NECESSARY FINANCING; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY’S AUDITORS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY’S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY’S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

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

          From the commencement of operations in March 2002, IDO Ltd. has been engaged in the design, development, manufacturing and marketing of  a shoe scanning device (SSD) for the homeland security market that are used in security screening to detect metallic objects (both ferrous and non-ferrous) concealed on or in shoes, ankles and feet through the use of electro-magnetic fields, without the need of removing shoes. These devices were designed specifically for applications in the security screening and detection market to complement the current detection methods for the detection of metallic items during security screenings and at security checkpoints in venues such as schools, prisons, commercial aviation and maritime facilities, rail transportation, shopping centers/places of entertainment, business facilities bus and train stations, border crossings, government institutions/buildings, critical infrastructure and defense facilities.

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

          We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development, marketing activities. Our senior and other employees have agreed to defer, in part, salaries and benefits. As of March 31, 2010, we had 10 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further measures to reduce our cash burn including laying-off additional personnel, further curtail marketing efforts or cease operations entirely. We have received from representatives of certain prospective investors a non-binding proposal with respect to convertible debt based financing in a significant amount, subject to due diligence and other conditions, which our board is currently studying. Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to us (from these or any other persons) on commercially acceptable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

          The MagShoe has been deployed and is in operation in various countries including Israel, China, Spain, Poland, The Czech Republic, Australia, the Philippines and Germany.  Subject to raising additional capital, we expect to actively pursue certain Requests for Proposals ( RFP)and Requests for Information ( RFI) for footwear scanners that we are beginning to receive from sources in various countries.   We believe that these RFPs further validate the need for a footwear scanning device similar to the MagShoe. In addition, in January 2006, the MagShoe was approved for use by the Department for Transport in the United Kingdom, after field trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems. In December of 2008, we received our certification from the Underwriter’s Laboratory (UL) in the United States, which signifies that the MagShoe is safe for sale in the United States.

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

          The MagShoe is manufactured by our subsidiary, IDO Ltd., at its facilities presently located in Rishon Le Zion, Israel. Our manufacturing plant in Israel has been certified by the International Organization for Standardization (“ISO”). Subject to raising additional capital and identifying the appropriate source party, we anticipate that during 2010, the MagShoe will also be manufactured by an outside manufacturer, thereby enhancing our ability to turn out significant quantities of MagShoe as needed.

Status of the MagShoe

As noted above, the MagShoe has been deployed and is in operation in various countries including Israel, China, Spain, Poland, The Czech Republic, Australia, the Philippines and Germany.  Subject to raising additional capital, we expect to actively pursue certain Requests for Proposals (RFP) and Requests for Information (RFI) for footwear scanners that we are beginning to receive from sources in various countries.   We believe that these RFPs further validate the need for a footwear scanning device similar to the MagShoe. In addition, in January 2006, the MagShoe was approved for use by the Department for Transport in the United Kingdom, after field trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems. In December of 2008, the Company received its certification from the Underwriter’s Laboratory (UL) in the United States, which signifies that the MagShoe is safe for sale in the United States.

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

In September 2009, IDO demonstrated MagShoe to a delegate of U.S.A. and Canadian airport executives. In December of 2009, we entered into a partnership with Lotan security, an Isreali company specializing in security solutions for India and the Far East. This was followed with another joint marketing agreement with SJ Security of Switzerland. IDO is working diligently to establish sales through the efforts of it’s growing distributor network. Additionally, in December 2009, we were granted our second patent and our first from the State of Israel.

The failed attempt in December 2009 by the “underwear bomber” to detonate an explosive device on a United States commercial passenger aircraft bound for Detroit from the Netherlands, refocused attention on the still existing holes in the airport security screening process. As a result of this and other continuing security breaches, certain RFI’S and RFP’S have once again begun to be issued. These include an RFI from the TSA (Transportation Security Administration) as well as an RFP from Spain where, in March 2009, we demonstrated the latest model of MagShoe which increase its detection capabilities from 20 centimeters to 45 centimeters. This design development was requested by several countries.

Notwithstanding these developments, our marketing efforts have been hampered. Our subsidiary, IDO Security Ltd., has experienced unforeseen and lengthy delays in obtaining from the Ministry of Defense of the State of Israel the requisite approvals needed for shipment of our MagShoe devices in respect of orders received. These delays have prevented us from making timely deliveries on orders received.  We are working to obtain the needed approvals and to streamline the process in the future. No assurance can however be given that we will be successful in these efforts. The delay in shipments  have contributed, in part, to lack of revenues for the three months period covered by this report, as revenues are not recorded prior to shipment.

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

          No assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and need to raise additional capital in order to realize our business plan and effectuate the above strategy. See “Risk Factors.”

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

          We intend to further develop existing channels of sales and to locate additional channels of sales, and to enter into representation agreements with distributors of similar items or entities which operate within the security field. We also intend to target the Original Equipment Manufacturer (OEM) market which will enable us to bundle MagShoe with their walk-through metal detectors suppliers.

          According to our tactical marketing program, we have targeted the following market niches: schools, prisons, commercial aviation and maritime facilities, rail transportation, shopping centers/places of entertainment, business facilities bus and train stations, border crossings, government institutions/buildings, critical infrastructure and defense facilities.

          According to our marketing plan, we have and will continue to run field trials and pilot demonstrations. These are directed toward a variety of goals including developing and demonstrating MagShoe’s capabilities and applications. As of March 2010, we have completed a series of pilot programs at strategic locations of the type mentioned above.

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

          We hold two patents. One patent was issued by the United States Patent and Trademark Office (“USPTO”) and the other by the State of Israel. Both these patents cove various aspects of our unique technology for the detection of metal objects in and around the areas of the shoes, ankles and lower extremities.

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

RESEARCH AND DEVELOPMENT

          During our 2009 and 2008 fiscal years, we incurred $290,995 and $390,988, respectively, on the research and development of the MagShoe product.

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

ITEM 1A. RISK FACTORS

          OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED BY VARIOUS RISKS, INCLUDING, BUT NOT LIMITED TO THE PRINCIPAL RISKS NOTED BELOW.

RISKS CONCERNING OUR BUSINESS

           OUR NEED FOR ADDITIONAL FINANCING IS ACUTE AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL FAILURE OF OUR COMPANY.

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

          Any additional equity based financing will likely require that we increase the number of our authorized but unissued common stock beyond the currently authorized 5,000,000,000 shares of common stock. Such increase in the number of authorized shares will require the approval or consent of a majority of our issued and outstanding common stock. No assurance can be provided that the requisite shareholder approval/consent will be obtained.

           WE HAVE A HISTORY OF OPERATING LOSSES THAT MAY CONTINUE FOR THE FORESEEABLE FUTURE, THUS RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

          Since inception, we have incurred significant operating losses. As of December 31, 2009, we have incurred losses totaling $29.5 million. We believe that we will continue to incur net losses for the foreseeable future as we continue to further develop and promote the MagShoe and related products. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, marketing and administration as we continue to develop our products. These expenditures will necessarily precede the realization of substantial revenues from the sales of our single product line, if any, which may result in future operating losses.

          The report of our independent registered public accounting firm for our financial statements for the year ended December 31, 2009 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This “going concern” paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

           FUTURE ECONOMIC CONDITIONS IN THE U.S. AND GLOBAL MARKETS MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

          The U.S. and other global world economies are slowly recovering from a recession that began in 2008 and extended into 2009. Although economic growth has resumed, it remains modest and the timing of an economic recovery is uncertain. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years. Unemployment rates remain high and businesses and consumer confidence levels have not yet fully recovered to pre-recession levels. In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. This could result in reductions in sales of our products and services, slower adoption of new technologies and increase price competition. Any of these events would likely harm our business, results of operations and financial conditions.

           HOLDERS OF OUR SECURED CONVERTIBLE PROMISSORY NOTES HAVE LIENS ON SUBSTANTIALLY ALL OF OUR ASSETS AND COULD FORECLOSE IN THE EVENT THAT WE DEFAULT UNDER THE NOTES.

          Under the terms of the agreements with the holders of our secured promissory notes that we issued in December 2007 and December 2008 and the holders of subsequently issued notes, the note holders have a first priority lien on substantially all of our assets, including our cash balances. If we default under the notes, the note holders would be entitled to, among other things, foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the credit facility.

           OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION UPON THE CONVERSION OF OUR OUTSTANDING DEBENTURES AND PREFERRED STOCK BECAUSE THESE SECURITIES CONVERT AT A DISCOUNT TO THE MARKET PRICE OF OUR COMMON STOCK AT THE TIME OF CONVERSION.

          We currently have outstanding approximately $5 million of our 10% secured convertible promissory notes due December 2010 (the “2010 Notes”), $1.5 million of Convertible Promissory Notes due between October 2010 and August 2011 (“the “2011 Notes”; together with the December 2010 Notes, the “Investor Notes”) and approximately $6.5 million in stated value of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). We are required to make monthly payments with respect to the accrued principal and interest on the notes (dividends, in the case of the Series A Preferred Stock). These payments may be made, at our option, in shares of our Common Stock at a rate equal to 75% of the average of the closing bid prices of the common stock for the five trading days preceding the payment date (which shall in no event exceed $0.15 per share).

          There is an inverse relationship between our stock price and the number of shares issuable upon conversion of these securities. That is, the higher the market price of our Common stock at the time a Debenture is converted or a payment is made with respect to a Series A Preferred Stock, the fewer shares we would be required to issue, and the lower the market price of our Common Stock at the time payment is made with respect to a security, the more shares we would be required to issue. In 2009, we issued 1,936,834,520  shares of our common stock in payment of $1,203,254  in principal and accrued interest in respect of the convertible promissory notes, at a average per share price of $.00062.  Between January 1, 2010 and March 31, 2010 we issued 183,742,190 shares of our common stock in payment of $339,923 in principal of 2010 Notes and 60,887,503 common shares for $112,642 of accrued interest on the Notes. In addition, between January 1, 2010 and  March 31, 2010, we issued 66,483,163 shares of our common stock for the conversion of Series A Preferred Stock.

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

          Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its internal control over financial reporting. Our independent auditors will be required to issue an opinion on the effectiveness of our internal control over financial reporting for our annual report on Form 10-K for our fiscal year ending December 31, 2010. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. It is possible that we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We are uncertain as to what impact a conclusion that deficiencies exist in our internal control over financial reporting would have on the trading price of our common stock.

RISKS ASSOCIATED WITH OUR SECURITIES AND CAPITAL STRUCTURE

           FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

          As of March 31, 2010, we had 5,000,000,000 authorized shares of Common Stock, of which 2,294,029,844 shares of our Common Stock were issued and outstanding as of such date. Except with respect to the Investor Notes and the Series A Preferred Stock, approximately 18,000,000 shares have been reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible securities as of March 31, 2010. The effective conversion price of the Investor Notes and the Series A Preferred Stock is variable, and is based upon a 25% discount to the average of the closing bid prices for our common stock for the five trading days preceding the conversion date (not to exceed $0.15 per share). The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

ITEM IB. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

          We do not own any real property. Our corporate offices are located at 17 State Street, New York, NY 10004. We paid $40,000 for the use of the office space for fiscal years 2008 and 2009. Our payments for 2010 will also aggregate $40,000.

          Through November 15, 2008, we leased office space comprised of 224 square meters in Rishon Le’Zion in Israel, for administrative offices for our subsidiary IDO Ltd., under a sub-lease at the monthly rental amount of $1,256. The sub-lessor was a private company whose sole shareholder is Mr. Gil Stiss, IDO Ltd.’s former Chief Scientist and a director of IDO Ltd.

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

ITEM 3. LEGAL PROCEEDINGS

          (i) In our quarterly report on Form 10-Q for the three months ended September 30, 2009, we first disclosed  that on June 22, 2009, our wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of  1,356,000 NIS (approximately $366,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-K) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

          An answer was filed on April 13, 2010 on behalf of the former officer/director wherein he denied all allegations.

          (ii) In our quarterly report on Form 10-Q for the three months ended September 30, 2009, we first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,163 NIS  (approximately $393,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-K). In connection with the suit, on November 5, 2009, IDO Ltd. received notice that a lien was placed on its assets by the former officer/director. The lien on the assets was released in November 2009 and in January 2010, we filed an answer whereby we denied all allegations. As of the date of the filing of this report on Form 10-K, no hearing date has yet been set.

          The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

ITEM 4. REMOVED AND RESERVED

P ART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

          The following table shows the quarterly high and low bid prices for our Common Stock over the last completed quarter of 2009 and 2008 as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

	LOW	HIGH

Year Ended December 31, 2009
First Quarter	$0.06	$0.005
Second Quarter	$0.00181	$0.00031
Third Quarter	$0.00938	$0.00113
Fourth Quarter	$0.0055	$0.002

Year Ended December 31, 2008
First Quarter	$1.41	$3.02
Second Quarter	$1.30	$1.84
Third Quarter	$0.15	$1.75
Fourth Quarter	$0.06	$0.35

          As of March 31, 2010, there were 30 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

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

Sales of Securities

          The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended December 31, 2009 without registration under the Securities Act:

          We issued 18 month secured convertible promissory notes in the principal amount of $290,000, 7,250 shares of Series A Preferred Stock and five  year warrants to purchase, in the aggregate, 1,933,333 shares of our Common Stock at a per share price of $0.25.

          The offering of  these securities was completed through a private placement and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.  In claiming the exemption under Section 4(2), the Company relied in part on the following facts: (1) the offers and sales involved existing investors; (2) the investors had access to information regarding the Company; (3) each investor represented that it (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in the Company, (b) was able to bear the economic risk of an investment in the Company and (c) acquired the shares for its own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing these securities.

ITEM 6. SELECTED FINANCIAL DATA

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

          We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development. Our senior and other employees have agrees to, defer, in part, salaries and benefits. As of March 31, 2010, we had 10 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2009 (the “2009 Period”) TO THE YEAR ENDED DECEMBER 31, 2008 (the “2008 Period”)

          Revenues and cost of goods sold – Revenues for the 2009 Period were $82,721 compared to $326,780 for 2008 Period, all of which were derived from sales of the MagShoe units. Gross profit in 2009 was $14,529. In 2008 cost of goods sold exceeded sales resulting in gross losses of $12,483. Because we were a development stage company for most of the 2008 Period, the allocation of fixed manufacturing costs to cost of goods resulted in negative gross profit.

          The decrease in revenues and cost of goods sold during the 2009 Period as compared to the 2008 Period is primarily attributable to delays experienced by our subsidiary in obtaining requisite approval from the Ministry of Defense of the State of Israel prior to shipment in respect of orders that we received. We are taking all commercially reasonable efforts to obtain the needed approvals and to avoid this problem in the future.  In addition, the Company is focusing its efforts on developing the next generation Magshoe which is scheduled to be launched during the second quarter of  2010, subject to our raising additional capital.

          Research and Development - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries/fees and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $290,995 and $390,988 in 2009 and 2008, respectively. The decrease in research and development expenses is principally attributable to The decrease in research and development expenses during the 2009 periods as compared to the corresponding periods in 2008 is principally attributable to our product, the MagShoe device, being substantially developed and needing less research and development..

          Selling, general and administrative expenses - We incurred selling, general and administrative expenses of $1,310,676 and $2,148,752 for 2009 and 2008, respectively. These expenses primarily consist of salaries/fees and other related costs for personnel in executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. The decrease in selling, general and administrative expenses during the 2009 period as compared to the corresponding period in 2008 is principally attributable to reduced costs for consultants as well as the liquidated damages totaling $516,137 in the 2008 Period that we incurred in respect of the non-filing of a registration statement.

          Stock Based Compensation- Between March and September 2007, we granted stock options to employees and consultants valued at $8.4 million. In April 2008, we granted additional stock options to employees valued at $307,000. The value of these options was amortized over the vesting periods of each grant. Stock based compensation totaled 157,319 and $546,068 for the year ended December 31, 2009 and 2008, respectively. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

          Interest expense - Interest expense was $602,906 and $655,810 for 2009 and 2008, respectively. The interest related primarily to the interest on the convertible promissory notes.

          Amortizations –Amortization costs relates to the debt discount, beneficial conversion feature, and deferred finance costs incurred in connection with the placement of our convertible promissory notes which were issued in  2007, 2008 and 2009 and are included in interest expense in the statement of operations. These costs are amortized to the date of maturity of the debt unless converted earlier. We recorded amortization of $2,482,866 and $3,440,038, for 2009 and 2008, respectively

          Loss on Extinguishment of Debt – We accounted for the modification of our 2008 Notes as an extinguishment of debt. We deemed the terms of the amendment to be substantially different and treated the Convertible Promissory Notes as extinguished and exchanged for new notes. As such, it was necessary to reflect the Convertible Promissory Notes at fair market value and record a loss on extinguishment of debt of approximately $991,000 in 2008.

          Preferred Stock Dividends –As part of our private placement of the December 2008 Notes, in 2009 and 2008 we issued 35,814 shares and 26,664 shares,  respectively of newly created Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For 2009 and 2008, we declared dividends totaling $386,159 and $44,562, respectively.  For financial reporting purposes, we recorded a discount of $2,561,935 to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value.. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now be classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For 2009, dividends and deemed dividends totaled $2,374,066, of which $1,518,882 is included in interest expense. For 2008, dividends and deemed dividends totaled $284,219.

          Net Loss - We had a net loss of $6,403,416 for the year ended December 31, 2009 as compared to $8,103,960 for the year ended December 31, 2008

LIQUIDITY AND CAPITAL RESOURCES

          We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of March 31, 2010, we have 10 full time remaining employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. Nonetheless, without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. We have received from representatives of certain prospective investors a non-binding proposal with respect to convertible debt based financing in a significant amount, subject to due diligence and other conditions, which our board is currently studying. Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital (from these or any other persons) on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2009. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

          As of December 31, 2009, we had a cash balance of $176,559 compared to $391,569 at December 31, 2008.

          Cash used in operating activities was $1,353,360 for the year ended December 31, 2009. The decrease in cash was primarily attributable to funding the loss for the period.

          Cash used in investing activities was $38,839 for the year ended December 31, 2009 attributable to the addition of property and equipment.

          Cash provided by financing activities was $1,177,189 for the year ended December 31, 2009. We received proceeds of $1,332,500 from the issuance of the December 2008 Notes.  We repaid outstanding advances on our wholly-owned subsidiary’s line of credit totaling $155,311

          To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

          Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a “2008 Note”) which were originally scheduled to mature in December 2009. We received net proceeds of $1million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans then due and owing. Holders of certain notes outstanding participated in the private placement and the gross proceeds raised include amounts that we owed to these investors in the approximate amount of $2.7 million that were offset against such investors’ respective purchases of the 2008 Notes. Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, we are required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a “Scheduled Payment Date.”). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”); provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. During 2009, we repaid principal and accrued interest in the amount of $1,103,139 in the form of 1,732,727,414 shares of our Common Stock.  As of December 31, 2009, approximately $4.36 million remained outstanding on the 2008 Notes. Additionally, as of December 31, 2009, we owed approximately $516,000 to these investors as liquidated damages in respect of the non-filing of a registration statement in respect of the resale of the Common Stock underlying the 2008 Notes and the warrants issued in connection therewith. The 2008 Notes matured on December 31, 2009, without being paid out in accordance with the terms of the Notes. Subsequently, in March 2010, the holders of approximately 80% of the outstanding principal amount of the 2008 Notes extended to December 31, 2010 the maturity date of the 2008 Notes.  In consideration of their consents we have agreed to issue to them Series A Preferred Shares in a stated amount equal to 10% of the outstanding balance of their Notes. With respect to the holders of the remaining 20% of the principal amount of the 2008 Notes who did not agree to the extension of the maturity date, we issued 164,648,044 shares of the Company’s Common Stock to retire $304,599 of principal and interest. Due to the conversion caps contained in the notes, we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $587,990 of principal amount held by non consenting holders currently remains payable.

          Between April 29, 2008 and November 25, 2008 (the “April-November 2008 Loans”), we received gross loan proceeds of $442,355 from two 2008 investors and one stockholder. All of these loans were rolled into the financing consummated in December 2008 and discussed below.

          Pursuant to an offering dated October 30, 2008 to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, before the payment of offering related fees and expenses, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Note originally due April 20, 2010 (“collectively the “December 2008 Notes”) and Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The amount raised included $478,816 in principal and accreted interest on the April-November 2008 Loans that were offset against such purchasers’ respective purchases of the Purchased Securities. Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month until the principal amount of the December 2008 Notes has been paid in full (each a “Scheduled “Repayment Date”), we are required to prepay 8.33% of the aggregate principal amount of the December 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date. The amount may be paid, at the Company’s election, either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price of $0.15 or (B) 75% of the average of the closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Repayment Date; provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, we are also required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at our election, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to us of such holder’s agreement to accept payment in shares. During 2009, we repaid principal and accrued interest in the amount of $100,115 on the December 2008 Notes in the form of 204,107,106 shares of our Common Stock. As of December 31, 2009, approximately $1 million remains outstanding on the December 2008 Notes. None of the Series A Preferred Stock were redeemed.  The December 2008 Notes are scheduled to mature on April 30, 2010. Subsequently, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010.

          Between April 28, 2009 and December 31, 2009, we raised net proceeds of $1,432,500 from the private placement to certain holders of the December 2008 Notes of $1,432,500 in principal amount of Secured Convertible Promissory Notes due 18 months following issuance and 35,813 shares of Series A Preferred Stock. In connection with such investment, we issued to the providers of these funds warrants to purchase in the aggregate up to 9,550,000 shares of our Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. The placement of the notes, the Series A Preferred Stock and the warrants were effected on substantive terms and condition identical to the placement consummated in December 2008 and discussed above. In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of secured convertible notes, Series A Preferred Stock and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed above, for aggregate gross proceeds to not exceed $1.5 million. Proceeds of these funds were used to fund our continuing operations as well as pay down amounts outstanding under a line of credit with a commercial bank in the approximate amount of $267,000 for the benefit of our subsidiary IDO Ltd. In January 2010 and March 2010, we raised an additional net proceeds of $100,940, which included the repayment of certain accrued expenses, from the private placement to certain holders of the December 2008 Notes. We issued $100,940 in principal amount of notes and 2,524 shares of Series A Preferred Stock. In connection with such investment, we issued to the holders of the notes, warrants to purchase in the aggregate up to 672,933 shares of the Company’s Common Stock at per share exercise price equal to $0.25.

          In February and March 2010, we received short-term loans from two of the 2008 Investors in the principal amount of $200,000. The outstanding balances bear interest at the rate of 10% per annum are due at the earlier of 150 days  or the closing of a new investment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In October 2009, the Financial Accounting Standards Board (FASB) issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements

          In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

          In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

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

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We carried out an evaluation, under the supervision and with participation of management, including our President and Acting Chief Executive Officer (who also serves as our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

          During the quarter ended December 31, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          (i) We held our Annual Meeting of Stockholders on December 24, 2010. The following matters were voted on: (1) election of directors; (2) increase the number of authorized shares of Common Stock; (3) an increase in the number of shares of Common Stock reserved for issuance under our 2007 Equity Incentive Plan; (4) increase in the number of shares of Common Stock reserved for issuance under our 2007 Non-Employee Directors Stock Option Plan; and (5) appointment of auditors. The vote tally was as follows:

(1) Proposal to Elect Three Directors to Serve until the 2010 Annual Meeting of Stockholders.

	FOR	WITHHELD
Michael Goldberg	1,463,098,195	45,886,001
Irit Reiner	1,465,944,114	43,020,082
John Mitola	1,458,050,271	50,913,925

Mr. Ray Willenberg did not stand for re-election.

(2) Proposal to ratify the amendment to our certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 5,000,000,000 shares

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
1,202,920,210	280,406,130	25,637,855

(3) Proposal to increase the number of shares of Common Stock reserved for issuance under our 2007 Equity Incentive Plan from 3,000,000 shares to 100,000,000 shares.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
407,992,321	34,637,614	4,954,012

(4) Proposal to increase the number of shares of Common Stock reserved for issuance under our 2007 Non-Employee Directors Stock Option Plan from 1,000,000 shares to 50,000,000 shares.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
450,514,356	33,381,934	3,597,655

(5) Proposal to ratify the appointment of Rotenberg, Meril Solomon Bertiger & Guttilla, PC as our auditors for the year ending December 31, 2009.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
1,412,058,173	28,571,450	68,334,573

All proposals received the requisite number of votes and were approved.

          (ii)  Between January 5 and March 3, 2010, we entered into definitive agreements relating to a private placement of $100,940 in principal amount of 18 month Secured Convertible Promissory Notes (collectively the “Notes”) and 2,524 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). In addition, in connection with the issuance of the Notes and the Series A Preferred Stock, we issued to the investors warrants (the “Warrants”; together with the Notes and the Series A Preferred Stock, the “Purchased Securities”) to purchase in the aggregate up to 672,933 shares of the Company’s common stock par value $0.001 (the “Common stock”) at a per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance.

          The placement of the Notes, the Series A Preferred Stock and the Warrants were effected on substantive terms and condition identical to the placement consummated in December 2008.

          Commencing on the six month anniversary date of the Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2009 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

          The offering of the Purchased Securities was completed through a private placement and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.  In claiming the exemption under Section 4(2), the Company relied in part on the following facts: (1) the offers and sales involved existing investors; (2) the investors had access to information regarding the Company; (3) each investor represented that it (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in the Company, (b) was able to bear the economic risk of an investment in the Company and (c) acquired the shares for its own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the Purchased Securities.

          (iii) In February and March 2010, we received short-term loans (“Short-Term Loans”) from investors in the principal amount of $200,000. The outstanding balances bear interest at the rate of 10% per annum are due at the earlier of 150 days or the closing of a new investment.  The Short Term Loans are evidenced by the Company’s promissory notes which are secured parri passue with the investors in the 2008 Private Placement.

          Under the terms of the Short Term Loan, the occurrence of any of the following constitute events of default (each an “Event of Default”): (i) the Company’s failure to pay the principal, principal or other sum when due a, (ii) the assignment by the Company for the benefit of creditors or application for or consent to the appointment of a receiver or trustee, or such receiver or trustee shall otherwise be appointed, (iii) the entry of a monetary judgment or similar process in excess of $100,000 if such judgment remains unvacated for 30 days and (iv) the Company’s insolvency or liquidation or a bankruptcy event.

          The offering of Short Term-Loans  was completed through a private placement and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.  In claiming the exemption under Section 4(2), the Company relied in part on the following facts: (1) the offers and sales involved existing investors; (2) the investors had access to information regarding the Company; (3) each investor represented that it (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in the Company, (b) was able to bear the economic risk of an investment in the Company and (c) acquired the shares for its own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend was placed on each certificate or other instrument evidencing the Short-Term Loan.

          (iv) In March 2010, our wholly owned Israeli based subsidiary was provided with a loan from an Israel based commercial bank in the amount of approximately $270,000. The loan is repayable on September 25, 2010. The loan is guaranteed by a stockholder of the Company. Interest is payable monthly at the rate of 1.9% per annum. The Company is also required to pay a fee to the guarantor of 1% of the loan amount per month, plus bank charges.

          (v) On March 22, 2010, the Company’s certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock to 115,000 shares (from 65,000 shares).

P ART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The names, ages and positions of our directors, executive officers and key employees are as follows:

Name	Age	Position
Michael Goldberg	60	President, Acting Chief Executive Officer and Director

Irit Reiner	52	Director

John Mitola	43	Director

Henry Shabbat	69	Chief Operating Officer (IDO Security Ltd.)

Business Experience

          The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

          Michael Goldberg   has served as a director and Acting Chief Executive Officer since July 2006, and President since June 2007. Mr. Goldberg serves as Chief Executive Officer of Rx Medical Services Corp., a position he has held from May 1991. RXM was a medical company, which at one time managed and owned small rural hospitals, clinical laboratories and MRI/CT centers and is now inactive. Mr. Goldberg currently also serves as a Director of Kreisler Industries a publicly traded aero-space engineering company and serves on its Audit and Compensation committee. Mr. Goldberg also consults for both private and public companies. Mr. Goldberg’s experience in managing and overseeing a diversified business practice equip him with the skill set needed to meet the challenges that we expect our board to face.

          Irit Reiner   has served as a director since June 2006. Ms. Reiner possesses approximately 25 years experience in the field of arranging and overseeing the provision of recreational touring services to individuals and groups. From January 2002 to March 2006, Ms. Reiner devoted the majority of her time to completing the requisite coursework and obtaining an MBA in business administration from the Jerusalem School of Business Administration at the Hebrew University in Jerusalem (October 2002 to June 2004) and from September 2004 to March 2006 she was enrolled in a post graduate course at the Israel Management Center. From February 1997 to April 2002 she was affiliated with Diesenhuas Peltours, an Israeli based tour operator with various branch offices throughout Israel, where she oversaw the management and operation of several of their branch offices. Ms. Reiner’s background and business experience furnishes to our board access to a greater understanding of investor relations issues.

          John Mitola   has served as a director since September 2007. Mr. Mitola is currently a managing partner with Kingsdale Capital International, a private equity and capital advisory firm specializing in merchant banking. Mr. Mitola also currently serves as Chairman of the Illinois Toll Highway Authority, a position to which he was appointed in March 2003. From January 2000 to February 2006, he served as chief executive officer of Electric City Corp. He possesses over 20 years experience in the energy and environmental industries, real estate development, venture capital, engineering and construction. Mr. Mitola’s background and experience in related industries furnishes to our board access to a greater understanding of financial and investor relations issues.

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

Section 16(A) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 , as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2009, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements for the fiscal year ended December 31, 2009, except that, Ms. Irit Reiner, one of our non-employee directors, did not timely file a Form 4 for issuances made to her husband between February 26, 2009 and June 8, 2009 in payment of principal and interest due periodically on convertible debentures issued as of December 2007, at the specified conversion rate. The Form 4 was filed on July 7, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth all compensation for each of the last two fiscal years awarded to, or earned by, our Chief Executive Officer and the most highly compensated executive officer other than the Chief Executive Officer serving as such at the end of 2008 whose total compensation exceeded $100,000 for the year ended December 31, 2009.

Name and				Option
Principal				Awards	All Other
Position(s)	Year	Salary		(1)	Compensation	Total
Michael
Goldberg,	2009	$198,000	(2)	$69,406	$-	$267,406
President and
Acting Chief	2008	$198,000	(3)	$565,033	$-	$763,033
Executive
Officer
(and Principal
Financial
Officer)

Henry Shabbat,
Chief
Operating	2009	$72,000	(4)	$23,506	$-	$95,506
Officer of IDO
Security
Ltd.	2008	$72,000		$216,572	$-	$288,572

1. Amounts shown in this column do not reflect compensation actually received by the named executive officer. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal years ended December 31, 2009 and December 31, 2008, in accordance with ASC 718 for all stock options granted in such fiscal years. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate of zero was used in the expense calculation in the financial statements.

2. Of the amount earned, approximately $80,000 was paid and $118,000 was deferred as of December 31, 2009.  See “Michael Goldberg”, below

3. Of the amount earned, approximately $95,000 was paid and $103,000 was deferred as of December 31, 2008. See “Michael Goldberg”, below

4. Of the amount earned, approximately $60,000 was paid and $12,000 was deferred as of December 31, 2009.  See “Henry Shabbat”, below

Employment/Consulting Agreements

          Michael Goldberg. On June 20, 2007, we entered into an employment agreement with Mr. Goldberg, which became effective as of July 2, 2007, pursuant to which Mr. Goldberg was retained as our President. The employment agreement has an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Goldberg is entitled to an annual salary of $198,000, payable monthly.  However, in order to reduce operating expenses and conserve cash, since October 2008, Mr. Goldberg has been deferring a part of his salary until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2009, such deferred amount totaled an aggregate of $214,375. Mr. Goldberg can terminate the employment agreement and the relationship thereunder at any time upon 60 days’ notice. If during the initial term the Company were to terminate the agreement for any reason other than “Just Cause” (as defined the employment agreement), then the Company is to pay to Mr. Goldberg the salary then payable under the agreement through the scheduled expiration of the initial term; if such termination for any reason other than “Just Cause” were to take place during a renewal period, then the Company is to pay to Mr. Goldberg an amount equal to three months’ salary. Under the agreement, Mr. Goldberg was awarded options to purchase 1,200,000 shares of the Company’s common stock, of which options for 525,000 shares, at a per share purchase price of $0.17, shall be fully vested at the time of grant and options for the remaining shares are to vest in equal installments of 84,375 shares at the end of each calendar quarter, beginning September 30, 2007, at per share exercise prices ranging between $0.25 and $1.25. Mr. Goldberg has served as our Acting Chief Executive Officer since June 2006.

          Henry Shabbat. On July 1, 2007, IDO Ltd. and Henry Shabat Ltd., a company owned by Mr. Henry Shabat, entered into a Management Agreement pursuant to which Mr. Shabat is to serve as IDO Ltd.’s Chief Operating Officer. Under the management agreement, Mr. Shabat is to be paid a monthly fee of $6,000. However, in order to reduce operating expenses and conserve cash, since December, 2008] Mr. Shabbat has been deferring a part of his salary until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2009, such deferred amount totaled an aggregate of $12,000. The management agreement has an initial term of one year; thereafter, the management agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Shabat was awarded options to purchase 240,000 shares of the Company’s common stock, which are scheduled to vest in equal installments of 30,000 shares at the end of each 90 day period following the execution of the management agreement. The per share exercise price range between $0.17 and $1.67 (post split level). The employment agreement also includes certain customary confidentiality and non-compete provisions that prohibit the executive from competing with the Company or soliciting the Company’s employees for 12 months following the termination of his retention.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2009

          The following table sets forth information as of December 31, 2009, concerning unexercised options for the purchase of common stock held by the named executive officers.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael Goldberg	525,000	—	$0.17	6/20/14
	84,375	—	0.25	9/30/14
	84,375	—	0.42	12/30/14
	84,375	—	0.58	3/31/15
	84,375	—	0.72	6/30/15
	84,375	—	0.95	9/30/15
	84,375	—	1.08	12/30/15
	84,375	—	1.17	3/31/16
	84,375	—	1.25	6/30/16
Henry Shabat	30,000	—	$0.17	9/30/14
	30,000	—	0.25	12/31/14
	30,000	—	0.42	3/31/15
	30,000	—	0.58	6/30/15
	30,000	—	0.72	9/30/15
	30,000	—	0.95	12/31/15
	30,000	—	1.08	3/31/16
	30,000	—	1.17	6/30/16

  Compensation of Directors

           It is our policy to reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings.

The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Directors.

Name	Fees Earned (1)	Option Awards		Total
Irit Reiner	$3,000	$	----	$3,000
John Mitola	$3,000		$—	$3,000

For 2009, our non-employee directors were entitled to $1,000 per meeting. However, none of these amounts were in fact paid, in an effort to conserve cash resources.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Shareholders, Directors and Executive Officers

          The following table sets forth information as of the close of business on March 31, 2010, concerning shares of our common stock beneficially owned by: (i) each director; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

          In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 31, 2010. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 2,294,029,844 shares of common stock outstanding at March 31, 2010.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Michael Goldberg President and acting Chief Executive Officer c/o 17 State Street New York, NY	1,115,625	(1)	*
Henry Shabat Chief Operating Officer of IDO Security Ltd. c/o 17 State Street New York,, NY	240,000	(2)	*
Irit Reiner Director c/o 17 State Street New York,, NY	4,680,000	(3)	*
John Mitola Director c/o 17 State Street New York, NY	100,000	(4)	*
All directors and officers as a group	6,135,625		*

* Less than 1%.

(1)	Represent shares of Common stock issuable upon exercise of employee stock options.
(2)	Represent shares of Common stock issuable upon exercise of employee stock options.
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

          The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

          Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the fiscal years ended December 31, 2009 and 2008 are set forth below.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008

Audit Fees	$82,500	$82,500

Audit Related Fees	$—	$—

Tax Fees	$—	$—

All Other Fees	$8,320	$—

Total	$90,820	$97,500

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

          All Other Fees include professional advisory fees relating tour efforts to raise funds through a private placement of our securities.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.	EXHIBIT

2.1
Securities Purchase Agreement dated as of July 19, 2006 among The Medical Exchange Inc., IDO Security Ltd. and the selling shareholders identified therein, filed as an Exhibit to the Current Report filed on March 14, 2007 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2007

3.2*	Amendment to Amended and Restated Certificate of Incorporation

3.3	Bylaws of the Company, filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2007

3.4	Certificate of Designation of Series A Preferred Stock filed December 11, 2008, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008

4.1	Form of Promissory Note issued to certain investors, filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008

4.2	Form of Class A Common Stock Purchase Warrant, filed as an exhibit to the Current Report on Form 8-K filed on April 6, 2007

4.3	Form of Warrant filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008

4.4	Form of Promissory Note issued on July 30, 2008, filed as an exhibit to IDO’s quarterly report on Form 10-Q for the three months ended June 30, 2008

4.5	Form of Secured Convertible Promissory Note due April 30, 2010, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008

4.6	Form of Warrant issued as of October 31, 2008, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008

4.7*	Form of Secured Promissory Note

10.1	Form of subscription Agreement, dated as of December 24, 2007, with certain investors filed as an exhibit to IDO’s annual report on Form 10-K for the year ended December 31, 2008.

10.2	Form of Security Interest Agreement filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008.

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

* Attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 15, 2010
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL
EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Irit Reiner	Chairman, Director	April 15, 2010
Irit Reiner

/s/ Michael Goldberg	President, Acting Chief Executive Officer and Director	April 15, 2010
Michael Goldberg

/s/ John Mitola	Director	April 15, 2010
John Mitola

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IDO Security, Inc.

We have audited the accompanying consolidated balance sheets of IDO Security, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
April 15, 2010

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$176,559	$391,569
Accounts receivable	4,360	-
Inventories	62,219	124,708
Prepaid expenses and other current assets	65,613	81,840

Total current assets	308,751	598,117

Property and equipment, net	62,076	44,875
Goodwill	1,955,002	1,955,002
Deferred financing costs, net	4,223	17,068

Total assets	$2,330,052	$2,615,062

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,265,491	$1,727,440
Bank line of credit	-	161,181
Convertible promissory notes
(net of discount of $909,264 and $2,236,792)	5,724,747	3,526,160
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $2,283,422 and $0)	3,461,831	-
Loan payable, related party	44,826	44,826

Total current liabilities	11,496,895	5,459,607

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $118,651 and $236,413)	71,141	30,225
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $165,326 and $0)	337,201	-
Accrued severance pay	162,211	178,205

Total liabilities	12,067,448	5,668,037

Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $0 and $1,874,740)	-	791,660

Contingency

STOCKHOLDERS’ DEFICIENCY
Preferred Stock
19,935,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
5,000,000,000 and 100,000,000 shares authorized; 1,982,917,590
and 46,083,070 issued and outstanding, respectively	1,982,918	46,083
Additional paid-in capital	17,825,656	19,306,867
Stock subscription receivable	-	(25)
Accumulated other comprehensive loss	(331)	(331)
Deferred stock based compensation	-	(55,007)
Accumulated deficit	(29,545,638)	(23,142,222)

Total stockholders’ deficiency	(9,737,396)	(3,844,635)

Total liabilities and stockholders’ deficiency	$2,330,052	$2,615,062

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2009	2008

Revenues	$82,721	$326,780

Cost of sales	68,192	339,263

Gross profit	14,529	(12,483)

Operating expenses
Research and development expenses	290,995	390,988
Selling, general and administrative expenses	1,310,676	2,148,752
Inventory write-down	71,000	-
Stock based compensation - selling, general and administrative	157,319	546,068

Total operating expenses	1,829,990	3,085,808

Loss from operations	(1,815,461)	(3,098,291)

Interest expense (including amortization of debt and preferred stock discount,
beneficial conversion features, dividends and deferred finance costs)	(4,604,654)	(4,106,436)
Interest income	19,116	1,828
Loss on extinguishment of debt	-	(991,649)
Foreign currency translation	(2,417)	10,588

Net loss	(6,403,416)	(8,183,960)

Preferred stock dividends and deemed dividends	(855,184)	(284,219)

Net loss attributable to common stockholders	$(7,258,600)	$(8,468,179)

Basic and diluted loss per share:	$(0.01)	$(0.20)

Weighted average number of shares outstanding
Basic and diluted	1,188,026,095	42,479,287

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

							Accumulated
					Additional		Other	Common	Deferred
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Stock Based
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Subscribed	Compensation	Total

Balances at January 1, 2008	-	$-	34,361,250	$34,361	16,431,941	$(14,958,262)	$(331)	$(25)	$-	$1,507,684

Exercise of warrants	-	-	8,340,948	8,341	(8,341)	-	-	-	-	-
Common stock issued for services	-	-	30,000	30	90,570	-	-	-	(90,600)	-
Conversion of convertible promissory notes and accrued interest and fees	-	-	3,350,872	3,351	629,920	-	-	-	-	633,271
Warrants issued in connection with debt placement	-	-	-	-	1,551,310	-	-	-	-	1,551,310
Beneficial conversion feature of of convertible debt issued	-	-	-	-	385,211	-	-	-	-	385,211
Stock based compensation	-	-	-	-	510,475	-	-	-	35,593	546,068
Preferred stock dividends	-	-	-	-	(284,219)	-	-	-	-	(284,219)
Net loss	-	-	-	-	-	(8,183,960)	-	-	-	(8,183,960)

Balances at December 31, 2008	-	-	46,083,070	46,083	19,306,867	(23,142,222)	(331)	(25)	(55,007)	(3,844,635)

Conversion of convertible promissory notes and accrued interest and fees	-	-	1,936,834,520	1,936,835	(733,581)	-	-	-	-	1,203,254
Warrants issued in connection with debt placement	-	-	-	-	5,266	-	-	-	-	5,266
Cancellation of stock subscription	-	-	-	-	(25)	-	-	25		-
Stock based compensation	-	-	-	-	102,312	-	-	-	55,007	157,319
Preferred stock dividends	-	-	-	-	(855,184)	-	-	-	-	(855,184)
Net loss	-	-	-	-	-	(6,403,416)	-	-	-	(6,403,416)

Balances at December 31, 2009	-	$-	1,982,917,590	$1,982,918	17,825,656	$(29,545,638)	$(331)	$-	$-	$(9,737,396)

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,403,416)	$(8,183,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,483	528,606
Loss on extinguishment of debt		991,649
Amortization of note discount	3,841,570	2,525,906
Amortization of beneficial conversion feature of convertible debt	147,333	396,777
Accretion of interest on notes payable	24,000	41,936
Stock based compensation	157,319	546,068
Stock issued in lieu of interest and other charges	622,273	135,771
Inventory write-down	71,000
Interest related to note payable settlement	18,694	-
Loss on sale of property and equipment	-	22,415
(Decrease) increase in net liability for severance pay	(15,994)	22,524
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	(4,360)	-
Inventory	(8,511)	52,329
Prepaid expenses and other current assets	16,227	(6,162)
Accounts payable	228,919	408,881
Accrued expenses and other current liabilities	(82,897)	757,035

Net cash used in operating activities	(1,353,360)	(1,760,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	1,006
Purchases of property and equipment	(38,839)	(27,355)

Net cash used in investing activities	(38,839)	(26,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of secured convertible notes	-	750,000
Proceeds from issuance of convertible notes and preferred stock	1,332,500	567,724
Proceeds from escrow agent	-	1,150,000
Payments of deferred finance costs	-	(217,051)
Proceeds from short-term debt		442,355
Proceeds from bank line of credit	(155,311)	161,181
Repayment of notes payable	-	(1,029,767)

Net cash provided by financing activities	1,177,189	1,824,442

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(215,010)	37,868

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	391,569	353,701

CASH AND CASH EQUIVALENTS - END OF YEAR	$176,559	$391,569

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$49,546

Non-cash activities
Issuance of common stock for the conversion of
convertible promissory notes and acrued interest	$1,203,254	$633,271
Issuance of common stock for cashless exercise of warrants	$-	$8,341
Preferred stock dividends and deemed dividends	$855,184	$284,219

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
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

IDO conducts its principal design and production operations in Israel and revenues are derived principally from shipments to Asian and European countries.

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2009, the Company had not achieved profitable operations, had accumulated losses of $29.5 million (since inception), a working capital deficiency of $11.2 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or management’s ability to find sources of additional equity capital. The Company needs to raise additional funds on an immediate basis in order to continue to meet its liquidity needs, realize its business plan and maintain operations.  The Company’s current cash resources are not sufficient to support its operations as presently conducted or permit it to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. The Company has received from representatives of certain prospective investors a non-binding proposal with respect to convertible debt based financing in a significant amount, subject to due diligence and other conditions, which our board is currently studying. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

The Company has been funding its operations from the net proceeds from the private placement of its convertible securities. In December 2007 and January 2008, the Company received net proceeds of approximately $1 million from the proceeds of the private placement to certain accredited investors (the “2008 Investors”) of its 10% Secured Convertible Promissory Notes. Between April 2008 and November 2008, the Company received from two previous investors and one stockholder, gross loan proceeds totaling $442,355.  In December 2008, the Company raised net proceeds of $548,474 from certain 2008 Investors in a private placement of convertible notes and preferred stock. Between April 2009 and December 2009, the Company raised net proceeds of $1,332,500 from certain of its existing investors. Finally, in January 2010 and March 2010, the Company raised net proceeds of approximately $301,000 from certain of its existing investors.  See Note 5 below.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of FASB Accounting Standards Codification
Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of IDO Ltd., the Company’s wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Development Stage
From inception through the third quarter of 2008, the Company was in the development stage and had insignificant recurring revenues.  In the fourth quarter of 2008, management determined that the Company was no longer in the development stage as the Company’s generated significant revenues.

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

Functional Currency
The majority of Company’s sales are in United States dollars. In addition, the majority of the Company’s investing and financing activities are in United States dollars. Accordingly, the Company has determined the United States dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured in United States dollars in accordance with FASB ASC 830 “Foreign Currency Matters.”  All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

Revenue Recognition
Revenue is recognized upon shipment of the product to the customer, subject to the following criteria: (i) persuasive evidence of an arrangement exists, (ii) the selling price is fixed and determinable and (iii) no significant obligations remain to the Company and collection of the related receivable is reasonable assured. When the above stated revenue recognition criteria are not met, the Company will record deferred revenue.

Concentrations

Cash
IDO maintained cash in bank accounts with Liberty Pointe Bank (“Liberty”), which may, at times, have exceed federally insured limits. At December 31, 2009 and 2008, amounts in excess of insurance amounted to approximately $0 and $171,000, respectively.

On March 11, 2010, New York State banking regulators shut down Liberty and the FDIC was appointed as receiver.  Valley National Bank agreed to assume the assets and deposits of Liberty.  IDO did not experience any losses on these accounts as the balances were fully insured.

Revenue
For the year ended December 31, 2009, 50% of the Company’s revenue was derived from shipments to the United States.  For the year ended December 31, 2008, 62% of the Company’s revenue was derived from shipments to China.

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

The Company wrote down inventory by $71,000 for items that it does not expect to utilize. Management does not anticipate that these identified items will be used in manufacturing the company’s products. In accordance with FASB ASC 330, “Inventory”, this reduction of inventory has been segregated from cost of goods sold and included in operating expenses

Inventories at December 31, 2009 consisted of partially completed and completed devices totaling $62,219.   Inventories at December 31, 2008 consisted of components totaling $65,100 and partially completed and completed devices totaling $59,608.

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

Property and Equipment
Property and equipment are stated at cost.  Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Deferred Financing Costs
Deferred financing costs are being amortized over the respective lives of the convertible promissory notes.

Goodwill
Goodwill consists of the excess of cost over net assets acquired of IDO Ltd. on March 8, 2007. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.   The Company has performed its first impairment test in the first quarter of 2008.  The Company currently performs annual impairment testing on a recurring basis in the last quarter of each year. Impairments, if any, will be expensed in the year incurred. As of December 31, 2009 and 2008, there was no impairment to goodwill.

Research and Development
Costs incurred in connection with the research and development of the Company’s products is expensed as incurred.

Advertising and Marketing

The Company recognizes advertising and marketing expenses in the period incurred.  Advertising amounted to $37,427 and $9,494 for the years ended December 31, 2009 and 2008.

Severance Pay
The Company’s subsidiary liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof (on a pro-rata basis). Such liability in Israel is fully provided by monthly deposits in accordance with insurance policies and by an accrual. The deposited funds include profits accumulated through December 31, 2009. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	December 31
	2009	2008
Warrants	24,109,154	14,559,154
Convertible notes	48,424,187	43,611,427
Stock options	3,490,000	3,490,000
Convertible preferred stock	44,523,473	18,073,080

Fair Value of Financial Instruments
Substantially all of the Company’s financial instruments, consisting primarily of cash equivalents, accounts payable and accrued expenses, other current liabilities and convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2009 and 2008:

	2009	2008
Accounts payable	$483,484	$463,071
Accrued registration penalty (see Note 5)	516,137	516,137
Accrued interest	439,827	512,124
Accrued dividend	430,721	44,562
Accrued compensation costs	257,220	70,406
Accrued professional fees	66,504	84,299
Accrued other	71,598	36,841

	$2,265,491	$1,727,440

NOTE 4 – BANK DEBT

Line of Credit
The Company’s subsidiary had a line of credit for up to approximately $250,000 from a commercial bank.  Interest accrued at rates ranging from 9.3% per annum on amounts up to $200,000 of indebtedness and 12.55% on amounts over that. The line was collateralized by substantially all the assets of the subsidiary. In October 2009, amounts outstanding under this credit line were repaid in full.  As of December 31, 2008, $161,181 was outstanding under the line of credit.

Loans Payable
In March 2010, the Company’s subsidiary was provided with a loan from this commercial bank in the amount of approximately $270,000. The loan is repayable on September 25, 2010. The loan is guaranteed by a stockholder of the Company. Interest is payable monthly at the rate of 1.9% per annum. The Company is also required to pay a fee to the guarantor of 1% of the loan amount per month, plus bank charges.

NOTE 5 - PRIVATE PLACEMENT OF CONVERTIBLE SECURITIES

Convertible promissory notes consist of the following:

	December 31,
	2009	2008
2008 Notes - secured and convertible - interest at 10% - see (i) below	$4,362,954	$4,963,050

December 2008 Notes - secured and convertible - interest at 10% - see (iii) below	1,028,349	1,066,540

2009 Notes - secured and convertible - interest at 10% - see (iv) below	1,432,500	—

Total	6,823,803	6,029,590

Less: Discount	(1,027,915)	(2,473,205)
	5,795,888	3,556,385
Less Current Portion	(5,724,747)	(3,526,127)

Total	$71,141	$30,258

The maturities on the Notes are $6,634,011 payable in 2010 and $189,792 payable in 2011.

(i) 10% Secured Convertible Promissory Notes

Between December 5, 2007 and January 24, 2008, the Company raised gross proceeds of $5,404,550 from the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of its two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a ”2008 Note”). Of such amount, $3,916,160 was raised in December 2007 and $1,488,390 was raised in January 2008.    The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007, between the Company and the 2008 Investors.  The Company received net proceeds of $1 million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans that that came due in November 2007. Certain remaining note holders from a private placement of 2007 Notes and the October 2007 note holders participated in the private placement and the gross proceeds raised include amounts the Company owed to these investors in the approximate amount of $2.6 million that were offset against such investors’ respective purchases of the 2008 Notes.

In connection with the issuance of the 2008 Notes, the Company issued to the 2008 Investors, warrants (the “2008 Investor Warrants”) to purchase up to 5,404,550 shares of the Company’s Common Stock, of which warrants for 2,702,275 shares are exercisable at a per share exercise price of $2.00 and warrants for 2,702,275 shares are exercisable at a per share exercise price of $3.00. The per share exercise price of the 2008 Investor Warrants were subsequently reduced to $0.15 in connection with the investment in December 2008 Notes discussed below in (iii).

The 2008 Notes were originally convertible into shares of Common Stock at the holder’s option at any time at an initial conversion price of $1.00 per share (the “Fixed Conversion Price”), subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the 2008 Notes accrues at the rate of 10% per annum and is payable upon a required monthly repayment or upon maturity, whichever occurs first, and will continue to accrue until the 2008 Notes are fully converted and/or paid in full. The per share Fixed Conversion Price of the 2008 Notes was subsequently reduced to $0.15 in connection with the investment in December 2008 Notes discussed below in (iii). The 2008 Notes matured on December 31, 2009 without being paid out in accordance with the terms of the Notes. The failure to repay the 2008 Notes constitutes an Event of Default under the transaction documents with the 2008 Investors. Subsequently, in March 2010, the holders of approximately 80% of the outstanding principal amount of the 2008 Notes extended the maturity date of the 2008 Notes to December 31, 2010 and waived all existing defaults. In consideration of these actions, the Company agreed to issue to each consenting investor shares of the Series A Preferred Stock discussed below in a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investor. With respect to the remaining 20% of the principal amount of the 2008 Notes who did not agree to the extension of the maturity date, the Company issued 164,648,044 shares of the Company’s Common Stock, in full satisfaction of principal and accrued interest of $304,599.  Due to the conversion caps contained in the notes whereby we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $587,990 of principal amount held by non consenting holders currently remains payable.

Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, the Company is required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date (each such date, a “Scheduled Payment Date”). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average of the closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided, that, if such monthly amount is to be paid with shares of Common Stock, such payment in shares will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. In addition, under certain conditions, the Company may prepay the amounts outstanding on the 2008 Notes by giving advance notice and paying an amount equal to 115% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their 2008 Notes prior to the actual prepayment. For the period January 1, 2009 to September 30, 2009, principal in the total amount of $542,790 and accrued interest totaling $560,349 was repaid in the form of 1,732,727,414, shares of the Company’s Common Stock.  There were no repayments for the period October 1, 2009 through December 31, 2009. Following the effectiveness in March 2010 of the increase in the number of authorized shares of the Company’s Common Stock, the Company resumed making periodic payments of principal and accrued interest. In March, 2010, principal and accrued interest totaling $147,966 was repaid in the form of 79,981,649 shares of the Company’s Common Stock.

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

For financial reporting purposes, the Company recorded a discount of $4,141,838 ($3,006,128 in 2007) to reflect the value of the 2008 Investor Warrants issued and an additional discount of $658,219 ($493,804 in 2007) to reflect the beneficial conversion feature of the 2008 Notes. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 2.85%, (3.65% in 2007) a dividend yield of 0% and volatility of 135%. As discussed above, the term of the 2008 Notes were modified. As a result, all of the remaining unamortized discounts were expensed. The Company incurred finder’s fees of $540,455 ($391,616 in 2007), other offering related fees and expenses totaling $25,000 in 2007 and issued five-year warrants to purchase up to 1,080,930 shares (783,332 shares in 2007) of Common Stock at an per share exercise price of $0.15.

The Company accounted for the modification of the 2008 Notes, as described above, as an extinguishment of debt. The Company deemed the terms of the amendment to be substantially different and treated the Convertible Promissory Notes as extinguished and exchanged for new notes. As such, it was necessary to reflect the Convertible Promissory Notes at fair market value and record a loss on extinguishment of debt of approximately $991,000.

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

Amortization of debt discount for the years ended December 31, 2009 and 2008 amounted to $1,527,552 and $3,186,758, respectively.

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At December 31, 2009, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

(ii) Short-Term Promissory Notes

From April 2008 through November 2008, the Company received short-term loans from two of the 2008 Investors in the principal amount of $442,055. The outstanding balances bore interest at rates ranging from 18% - 28% per annum.  These proceeds from these loans were used for general corporate purposes.  The Company incurred issuance costs of $37,346.

In December 2008, principal balances including accreted interest totaling $478,816 were re-invested in the Company’s private placement of its secured convertible promissory notes and Series A Preferred Stock discussed below.

Amortization of debt discount for the year ended December 31, 2008 amounted to $37,346.

(iii)  Secured Convertible Promissory Note and Series A Convertible Preferred Stock

Pursuant to an offering dated October 31, 2008 (the “December 2008 Private Placement”) to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, after the payment of offering related fees and expenses of $19,250, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Notes due April 20, 2010 (“collectively the “December 2008 Notes”) and 26,664 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). In addition, in connection with the issuance of the December 2008 Notes and the Series A Preferred Stock, the Company issued to the investors warrants (the “Warrants”; together with the December 2008 Notes and the Series A Preferred Stock, the “Purchased Securities”) to purchase in the aggregate up to 7,110,268 shares of the Company’s Common Stock at a per share exercise price equal to $0.25. The Warrants are exercisable through October 31, 2013 at a per share exercise price of $0.25.  The warrants include a ‘cashless exercise’ provision.  The amount raised included $478,816 in principal and accreted interest on loans advanced to the Company between April and November 2008 by two purchasers that were offset against such purchasers’ respective purchases of the Purchased Securities.

For financial reporting purposes, the Company recorded a discount of $845,743 to reflect the value of the Warrants and Preferred Stock issued and an additional discount of $220,797 to reflect the beneficial conversion feature of the December 2008 Notes. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 1.35%, a dividend yield of 0% and volatility of 135%. The discounts are being amortized to the date of maturity unless converted earlier.

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

The December 2008 Notes are scheduled to mature on April 30, 2010. However, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010. In consideration of the extension, the Company agreed to issue to each consenting investor shares of the Series A Preferred Stock discussed below in a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investor.

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

For the period January 1, 2009 to September 30, 2009, principal in the total amount of $38,191 and accrued interest totaling $61,924 was repaid in the form of 204,107,106 shares of the Company’s Common Stock. There were no repayments for the period October 1, 2009 through December 31, 2009 nor for the period from January 1, 2010 through March 31, 2010.

Amortization of debt discounts for the years ended December 31, 2009 and 2008 amounted to $724,522 and $143,838, respectively.

(iv) 2009 Notes and Series A Convertible Preferred Stock

 In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of secured convertible promissory notes (the “2009 Notes”), Series A Preferred Stock and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 7(iii) above, for aggregate gross proceeds to not exceed $1.5 million.  Between April 28, 2009 and December 31, 2009, the Company raised net proceeds of $1,332,500 ($100,000 was rolled over from the 2008 financing) from the private placement to certain holders of the December 2008 Notes of $1,432,500 in principal amount of 2009 Notes and 35,814 shares of Series A Preferred Stock. Commencing on the six month anniversary date of the 2009 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2009 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2009 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investment, the Company issued to the holders of the 2009 Notes, warrants to purchase in the aggregate up to 9,550,000 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

For financial reporting purposes, the Company recorded a discount of $1,024,732 to reflect the value of the Warrants and Preferred Stock issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 2.41% - 2.71%, a dividend yield of 0% and volatility of 135%. The discounts are being amortized to the date of maturity unless converted earlier.

There were no repayments made on the 2009 Notes during 2009.

Amortization of debt discount for the year ended December 31, 2009 amounted to $230,792.

In January 2010 and March 2010, the Company raised net proceeds of $100,940, which included the repayment of certain accrued expenses, from the private placement to certain holders of the December 2008 Notes. The Company issued $100,940 in principal amount of 2009 Notes and 2,524 shares of Series A Preferred Stock. Commencing on the six month anniversary date of the 2009 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2009 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2009 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investment, the Company issued to the holders of the 2009 Notes, warrants to purchase in the aggregate up to 672,933 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations

(v) Short-Term Promissory Notes

In February 2010 and March 2010, the Company received short-term loans from two of the 2008 Investors in the principal amount of $200,000. The outstanding balances bear interest at the rate of 10% per annum are due at the earlier of 150 days or the closing of a new investment.

NOTE 6 - STOCKHOLDERS’ DEFICIENCY

Authorized Shares

On December 29, 2008, the Company’s Board of Directors and the majority of the Company’s stockholders authorized an increase the number of shares of Common Stock from 100,000,000 to 2,000,000,000. The increase became effective in March 2009.

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

On December 29, 2008, the Company’s Board of Directors and the majority of the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split at any ratio within an approved range (defined as between 10-to-1 to 50-to-1) at any time on or before December 31, 2009.  The board of directors had the sole discretion to determine whether or not to effect the reverse stock split and if so, at what ratio within the approved range. A reverse split was not authorized by the Board of Directors in 2009.

On December 24, 2009, the Company’s Board of Directors and the majority of the Company’s stockholders authorized an increase in the number of shares of Common Stock from 2,000,000,000 to 5,000,000,000. The increase became effective on March 22, 2010.

Stock Issuances

Common Stock

On February 14, 2008, a total of 19,514,250 warrants issued in connection with the private placement of convertible securities were converted into 8,340,948 of the Company’s Common Stock under the cashless exercise provision.

In April 2008, the Company issued 30,000 shares of common stock to a consultant pursuant to a consulting agreement for services to be rendered through December 31, 2009.  For the years ended December 31, 2009 and 2008, the Company recognized compensation expense of $55,007 and $35,593, respectively, as deferred compensation based on a market value of $3.02 per share on the date of the agreement.

At various times in 2009 and 2008, a total of 1,936,834,520 and 3,350,872 shares of Common Stock, respectively, were issued in connection with the private placements of convertible securities.  In March 2010, an additional 244,629,693 shares of the Company’s Common Stock were issued.  See Note 5.

In March 2010, 1,223 shares of Series A Preferred Stock were converted into 66,483,163 shares of Common Stock.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State, effective as of December 11, 2008.   As of June 30, 2009, 34,000 shares of $0.001 par value Series A Preferred Stock was authorized.  On July 30, 2009, the Company’s certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock to 65,000 shares.  At December 31, 2009 and 2008, 62,478 and 26,664 shares of Series A Preferred Stock were issued and outstanding. In March 2010, the Company’s certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock to 115,000 shares.

In December 2008, in connection with the issuance of the December 2008 Notes more fully discussed above in Note 5(iii), the Company issued to the purchasers of the December 2008 Notes, 26,664 shares of its newly created Series A Preferred Stock. Each purchaser of the December 2008 Notes received shares of the Company’s Series A Preferred Stock with a stated value of $100 equal to 250% of the principal amount of the December 2008 Notes issued to such investor.

In April 2009 through December 2009, in connection with the issuance of the 2009 Notes more fully discussed above in Note 5(iv), the Company issued 35,814 shares of Series A Preferred Stock.

In January and March 2010, in connection with the issuance of the 2009 Notes more fully discussed above in Note 5(iv), the Company issued 2,524 shares of Series A Preferred Stock.

In March 2010, 1,223 shares of Series A Preferred Stock were converted into 66,483,163 shares of Common Stock.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the years ended December 31, 2009 and 2008, the Company declared dividends totaling $386,159 and $44,562, respectively. At December 31, 2009 and 2008, dividends payable total $430,721 and $44,562, respectively, and are included in accounts payable and accrued liabilities.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at the election of the Company, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred Stock was not classified as permanent equity. To date, no shares of the Series A Preferred Stock have been redeemed or converted into shares of the Company’s Common Stock. The maturities on the Series A Preferred Stock are $5,745,273 payable in 2010 and $502,527 payable in 2011.

Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions will now be classified as part of interest expense and will no longer be classified as preferred stock dividends and deemed dividends.  For the years ended December 31, 2009 and 2008, dividends and deemed dividends totaled $855,184 and $284,219, respectively.

For financial reporting purposes, the Company recorded a discount of $2,561,935 to reflect the difference between the stated value of the shares issued and the fair value of the shares issued. The discount is being amortized to the redemption dates unless converted earlier.

Amortization of the discount for the year ended December 31, 2008 amounted to $239,657 and was included in preferred stock dividends and deemed dividends. Amortization of the discount for the year ended December 31, 2009 amounted to $1,987,907.  For the period January 1, 2009 through June 30, 2009, amortization totaled $718,929 and was included in preferred stock dividends and deemed dividends.  For the period July 1, 2009 through December 31, 2009, amortization totaled $1,268,978 and was included in interest expense.

Derivative Liabilities

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of FASB ASC 815, “Derivatives and Hedging.”

During 2009, the Company issued warrants, Series A Preferred Stock and convertible notes under various private placements.  Due to the various issuances, the Company did not have enough available shares of authorized common stock to issue to the various security holders had all of the convertible securities been exercised.  As a result, the value of some of the warrants would have to be recognized as a liability.  In addition, the Company evaluated the conversion terms of the notes and Series A Preferred Stock to determine if such terms gave rise to embedded derivatives that would need to be accounted for separately.   The Company determined that the lack of authorized shares to issue if all of the securities were converted resulted in the conversion features being embedded derivatives that must be bifurcated and recorded as derivative liabilities. In addition, the Company would be required to revalue the derivative liabilities at the end of each reporting period with the change in value reported on the statement of operations. The Company did not account for the derivative liabilities in its financial statements as it was determined to not be material.

Stock Option Plans

On November 15, 2007, the Company adopted the Equity Incentive Plan (“EIP”) for employees and consultants initially reserving for issuance 3,000,000 shares of Common Stock and the 2007 Non-Employee Directors Stock Option Plan “(SOP”) for non-employee initially reserving for issuance 1,000,000 shares of Common Stock. On December 24, 2009, Company’s Board of Directors and the majority of Company’s stockholders amended the EIP to increase the number of shares of Common Stock issuable from 3,000,000 to 100,000,000 and to amend the SOP to increase the number of shares of Common Stock issuable from 1,000,000 to 50,000,000.

Stock Option Activity

In April 2008, the Company’s board of directors approved grants of stock options to employees to purchase an aggregate of 200,000 shares of its common stock at an exercise prices $1.00. The options have a five-year term and vested upon issuance.

Option activity for 2009 and 2008 is summarized as follows:

	Options	Weighted Average Exercise Price

Options outstanding, January 1, 2008	3,890,000	$1.65

Granted	200,000	1.00
Forfeited	(600,000)	(0.98)

Options outstanding, December 31, 2008	3,490,000	1.47
Granted	-	-
Forfeited	-	-

Options outstanding, December 31, 2009	3,490,000	$1.47

Aggregate intrinsic value	$-

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options. There were no option exercises in fiscal 2009.

The following table summarizes information regarding stock options outstanding at December 31, 2009:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.167 - $0.25	1,006,875	4.24	0.19	1,006,875	$0.19
$0.417 - $0.583	566,250	4.07	0.50	566,250	0.50
$0.717 - $1.083	699,375	3.32	0.95	699,375	0.95
$1.167 - $1.250	217,500	4.02	1.20	217,500	1.20
$2.50 - $3.50	500,000	2.67	3.00	500,000	3.00
$5.00 - $7.50	500,000	2.67	6.25	250,000	6.25

$0.167-$7.50	3,490,000	3.57	$1.73	3,490,000	$1.73

The weighted average per share fair value of options granted in 2008 was $1.53. The fair value of the options granted was estimated using the Black-Scholes option-pricing model utilizing the following assumptions; volatility - 134.97%, expected life of options - five years, risk free interest rate - 2.98% and a dividend yield of 0%.

The Company recognized stock compensation expense of $204,624 and $510,475 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, there was no unrecognized compensation cost related to nonvested options granted.

Warrants

A summary of the warrants outstanding at December 31, 2009 is as follows:

Warrants	Exercise Price	Expiration Date
23,145,748	$0.25	2012-2014
963,406	1.67	2012

24,109,154

NOTE 7 - INCOME TAXES

Components of loss before income taxes for the years ended December 31, 2009 and 2008 are as follows:

United States	$(5,134,420)	$(6,374,852)
Israel	(1,268,996)	(1,809,108)

Total	$(6,403,416)	$(8,183,960)

At December 31, 2009, the Company had available approximately $3.7 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2024 through 2029.  The Company has foreign net operating loss carryforwards of $4.9 million with no expiration date.

Significant components of the Company’s deferred tax assets at December 31, 2009 and 2008 are as follows:

Net operating loss carryforwards	$2,495,822	$2,651,095
Stock based compensation	1,963,737	1,905,593
Accrued expenses	349,185	—

Total deferred tax assets	4,808,744	4,556,688
Valuation allowance	(4,808,744)	(4,556,688)

Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the above stated items.

At December 31, 2009 and 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2009 and 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

IDO Inc. has not filed its U.S. federal returns since its inception.  Due to recurring losses, management believes that once such returns are filed, the Company would not incur an income tax liability. By statute, as IDO Inc. has not filed its federal returns, all such years remain open to examination by the major taxing jurisdictions to which it is subject.  In addition, by statute, the Israeli income tax returns of IDO Ltd. for the years 2005 through 2008 remain open to examination.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company received working capital loans from certain non-management affiliated stockholders of IDO. (see Note 3).  Amounts owed on the loans aggregated to $44,826 at both December 31, 2009 and 2008.

IDO Ltd. rented office space from a company wholly-owned by one of its directors, who is also its chief scientist.  The Company moved to new premises in November 2008.  Rent expense incurred approximated $21,000 for the year ended December 31, 2008.  See Note 10.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 20, 2007, the Board of Directors of the Company appointed Michael Goldberg, the Company’s acting Chief Executive Officer since July 2006, to the position of President. Mr. Goldberg’s appointment became effective on July 2, 2007. In connection with his appointment as President, the Company and Mr. Goldberg entered into an employment agreement pursuant to which Mr. Goldberg is paid an annual salary of $198,000, payable monthly. However, in order to reduce operating expenses and conserve cash, since October 2008, Mr. Goldberg has been deferring a part of his salary and, as of December 31, 2009, such deferred amount totaled an aggregate of $214,375. The employment agreement has an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Goldberg can terminate the employment agreement and the relationship there under at any time upon 60 days’ notice. If during the initial term the Company were to terminate the agreement for any reason other than “Just Cause” (as defined the employment agreement), then the Company is to pay to Mr. Goldberg the salary then payable under the agreement through the scheduled expiration of the initial term; if such termination for any reason other than “Just Cause” were to take place during a renewal period, then the Company is to pay to Mr. Goldberg an amount equal to three months’ salary. Under the agreement, Mr. Goldberg was awarded options to purchase 1,200,000 shares of the Company’s common stock, of which options for 525,000 shares, at a per share purchase price of $0.17, shall be fully vested at the time of grant and options for the remaining shares were to vest in equal installments of 84,375 shares at the end of each calendar quarter, beginning September 30, 2007 through June 30, 2009.  The per share exercise price ranges between $0.25 and $1.25.

On July 1, 2007, Mr. Henry Shabat was appointed Chief Operating Officer of IDO Ltd. In connection with Mr. Shabat’s retention as IDO Ltd.’s Chief Operating Officer, on July 1, 2007, IDO Ltd. and Henry Shabat Ltd., a company owned by Mr. Henry Shabat, entered into a management agreement pursuant to which Mr. Shabat is to serve as IDO Ltd.’s Chief Operating Officer. Under the management agreement, Mr. Shabat is to be paid a monthly fee of $6,000. However, in order to reduce operating expenses and conserve cash, since December, 2008, Mr. Shabbat has been deferring a part of his salary and, as of December 31, 2009, such deferred amount totaled an aggregate of $12,000. The management agreement had an initial term of one year; thereafter, the management agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Shabat was awarded options to purchase 240,000 shares of the Company’s common stock, which were scheduled to vest in equal installments of 30,000 shares at the end of each 90 day period following the execution of the management agreement. All of the options granted are vested as of June 30, 2009.  The per share exercise prices range between $0.17 and $1.67.

Lawsuits

On October 10, 2009, a former officer/director filed an action in the Labor Court in Tel-Aviv against IDO IDO Ltd, as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,163 NIS  (approximately $393,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-K). In connection with the suit, on November 5, 2009, IDO Ltd. received notice that a lien was placed on its assets by the former officer/director. The lien on the assets was released in November 2009 and in January 2010, IDO filed an answer whereby it denied all allegations. As of the date of the filing of this report on Form 10-K, no hearing date has yet been set.

In June 2009, IDO Ltd. filed an action in the Labor Court in Tel-Aviv, Israel, against the officer based on material non-compliance by the officer with the terms of the employment agreement between the former officer and IDO Ltd. The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of  1,356,000 NIS (approximately $366,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-K) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by IDO Ltd. that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused. An answer was filed on April 13, 2010 on behalf of the former officer/director wherein he denied all allegations.

The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

Operating Leases

The Company has entered into various operating lease agreements.  As of December 31, 2009, minimum future rental payments under such non-cancelable operating leases totaled $26,856 for the year ending December 31, 2010.

Aggregate rent expenses amounted to $39,211 and $41,373 for the years ended December 31, 2009 and 2008, respectively.