Form 10-Q
period 2010-03-31
IDO Security Inc.
filed 2010-05-17
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2010; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 17, 2010, there were 3,703,221,882 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2010	2009
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$220,381	$176,559
Accounts receivable	4,360	4,360
Inventories	62,219	62,219
Prepaid expenses and other current assets	83,343	65,613

Total current assets	370,303	308,751

Property and equipment, net	60,148	62,076
Goodwill	1,955,002	1,955,002
Deferred financing costs, net	1,056	4,223

Total assets	$2,386,509	$2,330,052

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,531,140	$2,265,491
Bank line of credit	263,288	-
Short-term notes payable	200,000	-
Convertible promissory notes
(net of discount of $603,811 and $908,264)	5,717,429	5,724,747
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $1,477,541 and $2,283,422)	4,233,611	3,461,831
Loan payable, related party	44,826	44,826

Total current liabilities	12,990,294	11,496,895

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $145,448 and $118,651)	118,132	71,141
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $365,384 and $165,236)	300,620	337,201
Accrued severance pay	155,335	162,211

Total liabilities	13,564,381	12,067,448

Contingency

STOCKHOLDERS' DEFICIENCY
Preferred Stock
19,935,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
5,000,000,000 shares authorized; 2,294,030,446
and 1,952,917,590 issued and outstanding, respectively	2,294,030	1,982,918
Additional paid-in capital	18,090,301	17,825,656
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(31,561,872)	(29,545,638)

Total stockholders' deficiency	(11,177,872)	(9,737,396)

Total liabilities and stockholders' deficiency	$2,386,509	$2,330,052

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$-	$20,093

Cost of sales	-	16,255

Gross profit	-	3,838

Operating expenses
Research and development expenses	163,549	59,911
Selling, general and administrative expenses	343,140	302,178
Stock based compensation - selling, general and administrative	-	90,349

Total operating expenses	506,689	452,438

Loss from operations	(506,689)	(448,600)

Interest expense (including amortization of debt and preferred stock discount,
beneficial conversion features, dividends and deferred finance costs)	(1,515,516)	(702,155)
Interest income	10	4
Foreign currency translation	5,961	36,088

Net loss	(2,016,234)	(1,114,663)

Preferred stock dividends and deemed dividends	-	(413,637)

Net loss attributable to common stockholders	$(2,016,234)	$(1,528,300)

Basic and diluted loss per share	$0.00	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	2,007,115,256	69,636,252

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,016,234)	$(1,114,663)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,237	11,124
Amortization of note discount	1,256,924	540,119
Amortization of beneficial conversion feature of convertible debt	36,329	36,329
Stock based compensation	-	90,349
Stock issued in lieu of interest and other charges	112,642	58,120
Interest related to note payable settlement	-	18,694
Decrease in net liability for severance pay	(6,876)	(2,531)
Change in cash attributable to changes in operating assets and liabilities
Inventory	-	8,015
Prepaid expenses and other current assets	(17,730)	10,314
Accounts payable	40,833	59,911
Accrued expenses and other current liabilities	68,444	19,839

Net cash used in operating activities	(517,431)	(264,380)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,142)	(25,742)

Net cash used in investing activities	(3,142)	(25,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	100,940	-
Proceeds from short-term debt	200,000	-
Proceeds from bank line of credit	263,455	27,568

Net cash provided by financing activities	564,395	27,568

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,822	(262,554)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	176,559	391,569

CASH AND CASH EQUIVALENTS - END OF PERIOD	$220,381	$129,015

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuance of common stock for the conversion of
convertible promissory notes and acrued interest	$452,565	$143,907
Issuance of common stock for the conversion of convertible preferred stock	$122,994	$-
Preferred stock dividends and deemed dividends	$-	$413,637

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2010, the Company had not achieved profitable operations, had accumulated losses of $31.5 million (since inception), a working capital deficiency of $10.6 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or management’s ability to find sources of additional equity capital. The Company needs to raise additional funds on an immediate basis in order to continue to meet its liquidity needs, realize its business plan and maintain operations.  The Company’s current cash resources are not sufficient to support its operations as presently conducted or permit it to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. The Company and representatives of certain potential investors continue to negotiate the detailed terms of a non-binding proposal with respect to convertible debt based financing in a significant amount, subject to due diligence and other conditions, which the Company’s board received; no assurance can be provided that any successful financing will result. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

The Company has been funding its operations from the net proceeds from the private placement of its convertible securities. In December 2007 and January 2008, the Company received net proceeds of approximately $1 million from the proceeds of the private placement to certain accredited investors (the “2008 Investors”) of its 10% Secured Convertible Promissory Notes. Between April 2008 and November 2008, the Company received from two previous investors and one stockholder, gross loan proceeds totaling $442,355.  In December 2008, the Company raised net proceeds of $548,474 from certain 2008 Investors in a private placement of convertible notes and preferred stock. Between April 2009 and December 2009, the Company raised net proceeds of $1,332,500 from certain of its existing investors. Finally, in January 2010 and March 2010, the Company raised net proceeds of approximately $301,000 from certain of its existing investors.  See Note 8 below.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2010, the Company adopted the new provisions of Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 provides revised guidance on improving disclosures about valuation techniques and inputs to fair value measurements. The adoption of this standard had no effect on the financial statements of the Company.

In February 2010, the Financial Accounting Standards Board issued an amendment to accounting standards related to subsequent events. The amendment exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. The standard is effective February 2010. The Company adopted this standard in February 2010. The adoption did not impact the Company’s consolidated financial position or results of operations, other than additional reporting requirements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	March 31,
	2010	2009
Warrants	24,782,047	14,559,154
Convertible notes	47,372,707	43,611,427
Stock options	3,490,000	3,490,000
Convertible preferred stock	46,412,880	18,073,080

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Inventories at March 31, 2010 and December 31, 2009 consisted of partially completed and completed devices totaling $62,219.

NOTE 6 – BANK LINE OF CREDIT

In March 2010, the Company’s subsidiary was provided with a loan from a commercial bank in the amount of approximately $270,000. The loan is repayable on September 25, 2010. The loan is guaranteed by a stockholder of the Company. Interest is payable monthly at the rate of 1.9% per annum. The Company is also required to pay a fee to the guarantor of 1% of the loan amount per month, plus bank charges.

NOTE 7 – SHORT-TERM NOTES PAYABLE

In March 2010, the Company issued notes to two of the 2008 Investors in the principal amount of $200,000. The notes bear interest at the rate of 10% per annum and are due at the earlier of 150 days or the closing of a new investment.

NOTE 8 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
2008 Notes - secured and convertible - interest at 10% - see (i) below	$4,023,029	$4,362,954

December 2008 Notes - secured and convertible - interest at 10% - see (ii) below	1,028,348	1,028,349

2009 Notes - secured and convertible - interest at 10% - see (iii) below	1,533,443	1,432,500

Total	6,584,820	6,823,803

Less: Discount	(749,259)	(1,027,915)
	5,835,561	5,795,888
Less Current Portion	(5,717,429)	(5,724,747)

Total	$118,132	$71,141

(i) 10% Secured Convertible Promissory Notes

Between December 5, 2007 and January 24, 2008, the Company raised gross proceeds of $5,404,550 from the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of its two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a ”2008 Note”).  The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007 between the Company and the 2008 Investors.  The Company received net proceeds of $1 million from the proceeds of the 2008 Notes.

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

The 2008 Notes matured on December 31, 2009 without being paid out in accordance with the terms of the Notes. The failure to repay the 2008 Notes constitutes an Event of Default under the transaction documents with the 2008 Investors. Subsequently, in March 2010, the holders of approximately 80% of the outstanding principal amount of the 2008 Notes extended the maturity date of the 2008 Notes to December 31, 2010 and waived all existing defaults. In consideration of these actions on May 4, 2010, the Company issued 3,496 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors.  With respect to the remaining 20% of the principal amount of the 2008 Notes who did not agree to the extension of the maturity date, the Company issued 164,648,044 shares of the Company’s Common Stock, in full satisfaction of principal and accrued interest of $304,599.  Due to the conversion caps contained in the notes whereby we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $587,990 of principal amount held by non consenting holders currently remains payable.

Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, the Company was required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date (each such date, a “Scheduled Payment Date”).

To secure the Company’s obligations to the 2008 Investors, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property. The security interest terminates upon payment or satisfaction of all of Company’s obligations under the 2008 Notes.

For financial reporting purposes, the Company recorded a discount of $4,141,838 to reflect the value of the 2008 Investor Warrants issued and an additional discount of $658,219 to reflect the beneficial conversion feature of the 2008 Notes. As discussed above, the term of the 2008 Notes were modified. As a result, all of the remaining unamortized discounts were expensed. The Company incurred finder’s fees of $540,455, other offering related fees and expenses totaling $25,000 in 2007 and issued five-year warrants to purchase up to 1,080,930 shares of Common Stock at an per share exercise price of $0.15.

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

In March 2010, principal in the amount of $339,923 and accrued interest totaling $112,642 was repaid in the form of 244,629,693 shares of the Company’s Common Stock   For the period April 1, 2010 to May 13 2010, principal in the amount of $209,457 and accrued interest totaling $36,663 was repaid in the form of 344,056,153 shares of the Company’s Common Stock.

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

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month until the principal amount of the December 2008 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the December 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date. The amount may be paid, at the Company’s election, either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock as defined; provided, that , if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock.

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

The December 2008 Notes were scheduled to mature on April 30, 2010. However, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010. In consideration of the extension, on May 4, 2010, the Company issued 745 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors. Due to the conversion caps contained in the notes, we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $225,054 of principal amount held by non consenting holders currently remains payable.

No payments were made in the period January 1, 2010 through March 31, 2010.  For the period April 1, 2010 to May 13 2010, principal in the amount of $58,285 and accrued interest totaling $11,375 was repaid in the form of 129,000,000 shares of the Company’s Common Stock.

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

No payments were made in the period January 1, 2010 through March 31, 2010.

NOTE 9 - CAPITAL TRANSACTIONS

Common Stock Issuances

In March 2010, principal and accrued interest of Notes totaling $452,565 was repaid in the form of 244,629,693 shares of the Company’s Common Stock.  For the period April 1, 2010 to May 13, 2010, principal and accrued interest of Notes totaling $317,779 was repaid in the form of 473,056,153 shares of the Company’s Common Stock.  See Note 8 - Private Placement of Convertible Promissory Notes.

In March 2010, the Company issued 66,483,163 shares of Common Stock upon the conversion of 1,230 shares of Convertible Preferred Stock. .  For the period April 1, 2010 to May 13, 2010, 5,033 shares of Series A Preferred Stock were converted into 932,135,585 shares of Common Stock.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State.   In March 2010, the Company’s certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock to 115,000 shares.   At March 31, 2010 and December 31, 2009 63,772 and 62,478 shares of Series A Preferred Stock were issued and outstanding.

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

For financial reporting purposes, the Company recorded a discount to reflect the difference between the stated value of the shares issued and the fair value of the shares issued. The discount is being amortized to the redemption dates unless converted earlier.

In March 2010, 1,230 shares of Series A Preferred Stock were converted into 66,483,163 shares of Common Stock.  For the period April 1, 2010 to May 13, 2010, 5,033 shares of Series A Preferred Stock were converted into 932,135,585 shares of Common Stock.

As discussed in Note 8, the 2008 Notes matured on December 31, 2009 without being paid out in accordance with the terms of the Notes. In March 2010, the holders of approximately 80% of the outstanding principal amount of the 2008 Notes extended the maturity date of the 2008 Notes to December 31, 2010. In consideration of these actions, on May 4, 2010, the Company issued 3,496 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors.

As discussed in Note 8, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010. In consideration of the extension, on May 4, 2010, the Company issued 745 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the three months ended March 31, 2010 and 2009, the Company declared dividends totaling $156,204 and $65,747, respectively. At March 31, 2010 and December 31, 2009, dividends payable total $586,925 and $430,721, respectively, and are included in accounts payable and accrued liabilities.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at the election of the Company, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred Stock was not classified as permanent equity. The maturities on the Series A Preferred Stock are $5,711,152 payable in 2010 and $666,004 payable in 2011.

Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions will now be classified as part of interest expense and will no longer be classified as preferred stock dividends and deemed dividends.  For the three months ended March 31, 2010, dividends and deemed dividends totaled $942,440 and such amount has been included in interest expense.  For the three months ended March 31, 2009, dividends and deemed dividends totaled $413,637.

NOTE 10 – CONTINGENCIES

Lawsuits

(i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of  1,356,000 NIS (approximately $365,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

The former officer is required to file an answer by June 10, 2010.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,163 NIS  (approximately $399,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations. No hearing date has yet been set as of the filing of this 10-Q.

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

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC, including the risk factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

The MagShoe has been deployed and is in operation in various countries including Israel, China, Spain, Poland, The Czech Republic, Australia, the Philippines and Germany.  Subject to raising additional capital, we expect to actively pursue certain Requests for Proposals (RFP)and Requests for Information (RFI) for footwear scanners that we are beginning to receive from sources in various countries.   We believe that these RFPs further validate the need for a footwear scanning device similar to the MagShoe. In addition, in January 2006, the MagShoe was approved for use by the Department for Transport in the United Kingdom, after field trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems. In December of 2008, we received our certification from the Underwriter’s Laboratory (UL) in the United States, which signifies that the MagShoe is safe for sale in the United States.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 TO THE THREE MONTHS ENDED MARCH 31, 2009

Revenues and costs of goods sold  - All revenues were derived from sales of our Magshoe device. We did not record revenues for the three months ended March 31, 2010. Revenues for the three months ended March 31, 2009 were $20,093. Costs of goods sold for the three months ended March 31, 2010 were $0 and $16,255, respectively.

The decrease in revenues and cost of goods sold during the 2010 period as compared to the 2009 period was primarily attributable the design and development of two new prototypes of the Magshoe device in response to greater height requirements and networking capability requested by potential end-users. The design of the prototypes was completed in April 2010. We expect, subject to and pending raising additional capital, to be able to commercially launch the new models.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the three months ended March 31, 2010 and 2009 of $163,549 and $59,911, respectively. The increase in research and development expenses during the 2010 period as compared to the corresponding period in 2009 is principally attributable to expenses incurred in producing prototypes of the new third generation MagShoe.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, consulting and other professional fees, and other costs related to administrative functions.   We incurred selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 of $343,140 and $302,178, respectively. The increase in selling, general and administrative expenses during the 2010 period as compared to the corresponding period in 2009 is principally attributable to participation in international trade shows in our industry, launching the new generation MagShoe, as well as travel to on site tests and pre-sale demonstrations of the new prototypes.

Stock based compensation - Between June and April 2008, we granted stock options to employees and consultants. The value of these options was being amortized over the vesting periods of each grant. Stock based compensation totaled $0 and $90,349 for the three months ended March 31, 2010 and 2009, respectively. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the three months ended March 31, 2010 and 2009 were $219,096 and $122,540, respectively. Interest expense related primarily to the placement of our convertible promissory notes. The increase in interest expense during the three months ended March 31, 2010 is primarily attributable to the increased debt incurred by us between April 2009 and March 2010 in the principal amount of $1,733,000 for purposes of continuing our operations.

Amortizations – The amortizations are included in interest expense in the statement of operations.  During the three months ended March 31, 2010, we recorded amortization of $353,980, compared to $579,615 for the corresponding period in 2009. Amortization costs relates to the debt discount, beneficial conversion feature, and deferred finance costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

Preferred stock dividends – In connection with our financing arrangements we have issued a total of 65,002 shares of  Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now be classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the three months ended March 31, 2010, dividends and deemed dividends totaled $942,440 and such amount has been included in interest expense. For the three months ended March 31, 2009, dividends  and deemed dividends totaled $413,637

Net loss – For the three months ended March 31, 2010, we had a net loss of $2,016,234 compared to a net loss of $1,114,663 for the corresponding period in 2009.

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
We and representatives of certain potential investors continue to negotiate the detailed terms of a non-binding proposal with respect to convertible debt based financing in a significant amount, subject to due diligence and other conditions, which our board received; no assurance can be provided that any successful financing will result. Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital (from these or any other persons) on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the quarter ended March 31, 2010. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

As of March 31, 2010, we had a cash balance of $220,381 compared to $176,559 at December 31, 2009.  As of May 14, 2010, our cash balances are significantly less than the amount at March 31, 2010.

Cash used in operating activities was $517,431 for the three months ended March 31, 2010. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $3,142 for the three months ended March 31, 2010 attributable to the addition of property and equipment.

Cash provided by financing activities was $564,395 for the three months ended March 31, 2010. We received proceeds of $100,940 from the issuance of the 2009 Notes.  We received advances on our wholly-owned subsidiary’s line of credit totaling $263,455. In March 2010, we received short-term loans in the amount of $200,000 from two of our 2008 investors.

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a “2008 Note”) which were originally scheduled to mature in December 2009. We received net proceeds of $1million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans then due and owing. Holders of certain notes outstanding participated in the private placement and the gross proceeds raised include amounts that we owed to these investors in the approximate amount of $2.7 million that were offset against such investors’ respective purchases of the 2008 Notes. Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, we are required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a “Scheduled Payment Date.”). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”); provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. During 2009, we repaid principal and accrued interest in the amount of $1,103,139 in the form of 1,732,727,414 shares of our Common Stock.  As of December 31, 2009, approximately $4.36 million remained outstanding on the 2008 Notes. Additionally, as of December 31, 2009, we owed approximately $516,000 to these investors as liquidated damages in respect of the non-filing of a registration statement in respect of the resale of the Common Stock underlying the 2008 Notes and the warrants issued in connection therewith. The 2008 Notes matured on December 31, 2009, without being paid out in accordance with the terms of the Notes. Subsequently, in March 2010, the holders of approximately 80% of the outstanding principal amount of the 2008 Notes extended to December 31, 2010 the maturity date of the 2008 Notes.  In consideration of their consents we have agreed to issue to them Series A Preferred Shares in a stated amount equal to 10% of the outstanding balance of their Notes. With respect to the holders of the remaining 20% of the principal amount of the 2008 Notes who did not agree to the extension of the maturity date, we issued 164,648,044 shares of the Company’s Common Stock to retire $304,599 of principal and interest. Due to the conversion caps contained in the notes, we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $535,829 of principal amount held by non consenting holders currently remains payable.

Between April 29, 2008 and November 25, 2008 (the “April-November 2008 Loans”), we received gross loan proceeds of $442,355 from two 2008 investors and one stockholder. All of these loans were rolled into the financing consummated in December 2008 and discussed below.

Pursuant to an offering dated October 30, 2008 to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, before the payment of offering related fees and expenses, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Note originally due April 20, 2010 (“collectively the “December 2008 Notes”) and Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The amount raised included $478,816 in principal and accreted interest on the April-November 2008 Loans that were offset against such purchasers’ respective purchases of the Purchased Securities. Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month until the principal amount of the December 2008 Notes has been paid in full (each a “Scheduled “Repayment Date”), we are required to prepay 8.33% of the aggregate principal amount of the December 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date. The amount may be paid, at the Company’s election, either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price of $0.15 or (B) 75% of the average of the closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Repayment Date; provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, we are also required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at our election, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to us of such holder’s agreement to accept payment in shares. During 2009, we repaid principal and accrued interest in the amount of $100,115 on the December 2008 Notes in the form of 204,107,106 shares of our Common Stock. As of December 31, 2009, approximately $1 million remains outstanding on the December 2008 Notes. None of the Series A Preferred Stock were redeemed.  The December 2008 Notes matured on April 30, 2010. However, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010.  Due to the conversion caps contained in the notes, we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $225,054 of principal amount held by non consenting holders currently remains payable.

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

During the quarter ended March 31, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

(i) In our quarterly report on Form 10-Q for the three months ended September 30, 2009, we first disclosed  that on June 22, 2009, our wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of  1,356,000 NIS (approximately $365,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

The former officer is required to file an answer by June 10, 2010.

(ii) In our quarterly report on Form 10-Q for the three months ended September 30, 2009, we first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,163 NIS  (approximately $399,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, we filed an answer whereby we denied all allegations. As of the date of the filing of this report on Form 10-K. No hearing date has been set as of the filing of this quarterly report on form 10-Q.

The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2010 without registration under the Securities Act:

(i)  Between January and March 31, 2010, we issued 18 month secured convertible promissory notes in the principal amount of $100,940, 2,524 shares of Series A Preferred Stock and five year warrants to purchase, in the aggregate, 672,933 shares of our Common Stock at a per share price of $0.25.

(ii)  Between January and March 31, 2010, we issued 244,629,693 shares of stock to the holders of the 2008 Notes in respect of principal and accrued interest in the aggregate amount of $452,565.

(iii) Between January and March 31, 2010, we issued 66,483,163 shares of common stock upon the conversion of 1,230 shares of Series A Preferred Stock.  The stated value of the Series A Preferred Stock converted totaled $122,994.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDO SECURITY INC.

Date: May 17, 2010	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT