Form 10-Q
period 2010-06-30
IDO Security Inc.
filed 2010-08-16
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2010; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 16, 2010, there were 4,997,183,389 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2010	2009
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$82,943	$176,559
Accounts receivable	13,041	4,360
Inventories	146,662	62,219
Prepaid expenses and other current assets	54,563	65,613

Total current assets	297,209	308,751

Property and equipment, net	59,086	62,076
Goodwill	1,955,002	1,955,002
Deferred financing costs, net	-	4,223

Total assets	$2,311,297	$2,330,052

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,784,413	$2,265,491
Bank line of credit	252,029	-
Short-term notes payable	200,000	-
Convertible promissory notes
(net of discount of $615,144 and $908,264)	5,658,787	5,724,747
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $1,473,993 and $2,283,422)	4,878,447	3,461,831
Loan payable, related party	44,826	44,826

Total current liabilities	13,818,502	11,496,895

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $28,511 and $118,651)	59,066	71,141
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $135,172 and $165,326)	242,928	337,201
Accrued severance pay	156,020	162,211

Total liabilities	14,276,516	12,067,448

Contingency

STOCKHOLDERS' DEFICIENCY
Preferred Stock
19,885,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
5,000,000,000 shares authorized; 4,764,183,991
and 1,952,917,590 issued and outstanding, respectively	4,764,184	1,982,918
Additional paid-in capital	16,855,043	17,825,656
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(33,584,115)	(29,545,638)

Total stockholders' deficiency	(11,965,219)	(9,737,396)

Total liabilities and stockholders' deficiency	$2,311,297	$2,330,052

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$7,735	$61,339	$7,735	$41,246

Cost of sales	11,031	45,809	11,031	29,554

Gross profit (loss)	(3,296)	15,530	(3,296)	11,692

Operating expenses
Research and development expenses	236,685	99,783	73,136	39,872
Selling, general and administrative expenses	636,618	597,697	293,478	295,519
Stock based compensation - selling, general and administrative	2,400	128,198	2,400	37,849

Total operating expenses	875,703	825,678	369,014	373,240

Loss from operations	(878,999)	(810,148)	(372,310)	(361,548)

Interest expense (including amortization of debt and preferred stock discount,
beneficial conversion features, dividends and deferred finance costs)	(3,166,271)	(1,487,076)	(1,650,755)	(784,921)
Interest income	10	9	-	5
Foreign currency translation	6,783	16,682	822	(19,406)

Net loss	(4,038,477)	(2,280,533)	(2,022,243)	(1,165,870)

Preferred stock dividends and deemed dividends	-	(855,184)	-	(441,547)

Net loss attributable to common stockholders	$(4,038,477)	$(3,135,717)	$(2,022,243)	$(1,607,417)

Basic and diluted loss per share:	$0.00	$(0.01)	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	2,771,135,094	399,928,361	3,526,759,109	726,590,886

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,038,477)	$(2,280,533)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,169	18,757
Loss on extinguishment of debt
Amortization of note discount	2,285,299	1,140,445
Amortization of beneficial conversion feature of convertible debt	48,439	73,061
Accretion of interest on notes payable	-	-
Stock based compensation	2,400	128,198
Stock issued in lieu of interest and other charges	712,147	522,562
Interest related to note payable settlement	-	18,694
(Decrease) increase in net liability for severance pay	(6,191)	12,182
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	(8,681)	(37,030)
Inventory	(84,443)	4,377
Prepaid expenses and other current assets	11,050	11,018
Accounts payable	84,518	107,257
Accrued expenses and other current liabilities	121,974	(314,928)

Net cash used in operating activities	(858,796)	(595,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,956)	(28,839)

Net cash used in investing activities	(5,956)	(28,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	318,940	167,500
Proceeds from short-term debt	200,000	-
Proceeds from bank line of credit	252,196	87,095

Net cash provided by financing activities	771,136	254,595

DECREASE IN CASH AND CASH EQUIVALENTS	(93,616)	(370,184)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	176,559	391,569

CASH AND CASH EQUIVALENTS - END OF PERIOD	$82,943	$21,385

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuance of common stock for the conversion of
convertible promissory notes and acrued interest	$1,015,882	$1,057,993
Issuance of common stock for the conversion of convertible preferred stock	$792,110	$-
Preferred stock dividends and deemed dividends	$-	$855,184

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2010, the Company had not achieved profitable operations, had accumulated losses of $33.5 million (since inception), a working capital deficiency of $13.5 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placement of its convertible securities. In December 2007 and January 2008, the Company received net proceeds of approximately $1 million from the proceeds of the private placement to certain accredited investors (the “2008 Investors”) of its 10% Secured Convertible Promissory Notes. Between April 2008 and November 2008, the Company received from two previous investors and one stockholder, gross loan proceeds totaling $442,355.  In December 2008, the Company raised net proceeds of $548,474 from certain 2008 Investors in a private placement of convertible notes and preferred stock. Between April 2009 and December 2009, the Company raised net proceeds of $1,332,500 from certain of its existing investors. Finally, in January through July 2010, the Company raised net proceeds of approximately $1,127,000 from certain of its existing investors.  See Notes 7 and 8 below.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	June 30,
	2010	2009
Warrants	26,235,420	15,675,821
Convertible notes	46,008,833	39,419,860
Stock options	3,490,000	3,490,000
Convertible preferred stock	48,768,773	21,774,113

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

Inventories at June 30, 2010 and December 31, 2009 consisted of partially completed and completed devices totaling $146,662 and $62,219, respectively.

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

NOTE 7 – SHORT-TERM NOTES PAYABLE

In March 2010, the Company issued notes to two of the 2008 Investors in the principal amount of $200,000. The notes bear interest at the rate of 10% per annum and are due at the earlier of August 28, 2010 or the closing of a new investment.

In July 2010, we issued short-term notes to several 2008 Investors in the aggregate principal amount of $607,500. The outstanding notes bear interest at the rate of 10% per annum.  The notes are due as follows:  (a) $500,000 on December 19, 2010 and $107,500 on January 3, 2011 or (b) the closing of a new investment.

NOTE 8 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
2008 Notes - secured and convertible - interest at 10% - see (i) below	$3,679,800	$4,362,954

December 2008 Notes - secured and convertible - interest at 10% - see (ii) below	955,268	1,028,349

2009 Notes - secured and convertible - interest at 10% - see (iii) below	1,726,440	1,432,500

Total	6,361,508	6,823,803

Less: Discount	(643,655)	(1,027,915)
	5,717,853	5,795,888
Less Current Portion	(5,658,787)	(5,724,747)

Total	$59,066	$71,141

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

The 2008 Notes matured on December 31, 2009 without being paid out in accordance with the terms of the Notes. The failure to repay the 2008 Notes constitutes an Event of Default under the transaction documents with the 2008 Investors. Subsequently, in March 2010, the holders of approximately 80% of the outstanding principal amount of the 2008 Notes extended the maturity date of the 2008 Notes to December 31, 2010 and waived all existing defaults. In consideration of these actions on May 4, 2010, the Company issued 4,030 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors.  With respect to the remaining 20% of the principal amount of the 2008 Notes who did not agree to the extension of the maturity date, the Company issued 192,841,043 shares of the Company’s Common Stock, in full satisfaction of principal and accrued interest of $356,756.  Due to the conversion caps contained in the notes whereby we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $535,833 of principal amount held by non consenting holders currently remains payable.

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

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At June 30, 2010, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

From January 2010 to June 2010, principal in the amount of $697,950 and accrued interest totaling $223,273 was repaid in the form of 1,119,647,353 shares of the Company’s Common Stock. On July 21, 2010, accrued interest totaling $97,860 was repaid in the form of 233,000,000 shares of the Company's Common Stock.

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

The December 2008 Notes were scheduled to mature on April 30, 2010. However, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010. In consideration of the extension, on May 4, 2010, the Company issued 745 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors. With respect to the remaining 28% of the principal amount of the December 2008 Notes who did not agree to the extension of the maturity date, the Company issued 129,000,000 shares of the Company’s Common Stock, in full satisfaction of principal and accrued interest of $69,660.  Due to the conversion caps contained in the notes whereby we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $225,054 of principal amount held by non consenting holders currently remains payable.

In May 2010, principal in the amount of $58,285 and accrued interest totaling $11,375 was repaid in the form of 129,000,000 shares of the Company’s Common Stock.

Pending an increase in the number of authorized and unissued shares of common stock, the Company currently does not have a sufficient number of shares of common stock available to honor any conversions of the December 2008 Notes after July 21, 2010.  The inability to honor conversions constitutes an Event of Default under the December 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  See Note 9 – Capital Transactions – Derivative Liabilities.

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

In January 2010, March 2010 and May  2010, the Company raised net proceeds of $318,940, which included the repayment of certain accrued expenses, from the private placement to certain holders of the December 2008 Notes. The Company issued $318,940 in principal amount of 2009 Notes and 7,974 shares of Series A Preferred Stock. Commencing on the six month anniversary date of the 2009 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2009 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2009 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investment, the Company issued to the holders of the 2009 Notes, warrants to purchase in the aggregate up to 2,126,266 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

For financial reporting purposes, the Company recorded a discount of $227,889 to reflect the value of the Warrants and Preferred Stock issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 2.16% - 2.30%, a dividend yield of 0% and volatility of 135%. The discounts are being amortized to the date of maturity unless converted earlier.

In May 2010, principal in the amount of $25,000 was repaid in the form of 69,444,444 shares of the Company’s Common Stock.

Pending an increase in the number of authorized and unissued shares of common stock, the Company currently does not have a sufficient number of shares of common stock available to honor any conversions of the 2009 Notes after July 21, 2010.  The inability to honor conversions constitutes an Event of Default under 2009 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  See Note 9 – Capital Transactions – Derivative Liabilities.

NOTE 9 - CAPITAL TRANSACTIONS

Common Stock Issuances

From January 2010 to June 2010, principal and accrued interest of Notes totaling $1,015,882 was repaid in the form of 1,318,091,797 shares of the Company’s Common Stock.  See Note 8 - Private Placement of Convertible Promissory Notes.

From January 2010 to June 2010, the Company issued 1,459,174,604 shares of Common Stock upon the conversion of 7,921 shares of  Convertible Preferred Stock.

In May 2010, the Company issued 4,000,000 shares of its Common Stock as compensation to a consultant.

On July 21, 2010, accrued interest totaling $97,860 was repaid in the form of 233,000,000 shares of the Company's Common Stock.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State.   In March 2010, the Company’s certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock to 115,000 shares.   At June 30, 2010 and December 31, 2009 67,305 and 62,478 shares of Series A Preferred Stock were issued and outstanding.

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

In January through June 2010, in connection with the issuance of the 2009 Notes more fully discussed above in Note 5(iv), the Company issued 7,974 shares of Series A Preferred Stock.

For financial reporting purposes, the Company recorded a discount to reflect the difference between the stated value of the shares issued and the fair value of the shares issued. The discount is being amortized to the redemption dates unless converted earlier.

From January 2010 to June 2010,  7,921 shares of Series A Preferred Stock were converted into 1,459,174,604  shares of Common Stock.

As discussed in Note 8, the 2008 Notes matured on December 31, 2009 without being paid out in accordance with the terms of the Notes. In March 2010, the holders of approximately 80% of the outstanding principal amount of the 2008 Notes extended the maturity date of the 2008 Notes to December 31, 2010. In consideration of these actions, on May 4, 2010, the Company issued 4,030 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors.

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

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the six months ended June 30, 2010 and 2009, the Company declared dividends totaling $312,253 and $136,255, respectively. At June 30, 2010 and December 31, 2009, dividends payable total $742,975 and $430,721, respectively, and are included in accounts payable and accrued liabilities.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at the election of the Company, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred Stock was not classified as permanent equity. The maturities on the Series A Preferred Stock are $5,271,871 payable in 2010 and $1,458,669 payable in 2011.

Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions will now be classified as part of interest expense and will no longer be classified as preferred stock dividends and deemed dividends.  For the six and three months ended June 30, 2010, dividends and deemed dividends totaled $1,721,589 and $779,149, respectively, and such amount has been included in interest expense.  For the six and three months ended June 30, 2009, dividends and deemed dividends totaled $855,184 and $441,547, respectively.

Derivative Liabilities

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of FASB ASC 815, Derivatives and Hedging.

The Company issued warrants, Series A Preferred Stock and Notes under various private placements.  As of July 21, 2010, due to the various issuances, the Company did not have enough available shares of authorized common stock to issue to the various security holders had all of the convertible securities been converted and/or exercised.  As a result, the value of some of the warrants will have to be recognized as a liability.  In addition, the Company will evaluate the conversion terms of the Notes and Series A Preferred Stock to determine if such terms gave rise to embedded derivatives that would need to be accounted for separately.   The Company may determine that the lack of authorized shares to issue if all of the securities were converted results in the conversion features being embedded derivatives that must be bifurcated and recorded as derivative liabilities. In addition, the Company would be required to revalue the derivative liabilities at the end of each reporting period with the change in value reported on the statement of operations.

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

The former officer is required to file an answer by October 12, 2010.

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

NOTE 11 – Subsequent Events

Management has evaluated subsequent events through the date of this filing.

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

In September 2009, IDO demonstrated MagShoe to a delegate of U.S.A. and Canadian airport executives. In December of 2009, we entered into a partnership with Lotan security, an Israeli company specializing in security solutions for India and the Far East. This was followed with another joint marketing agreement with SJ Security of Switzerland. IDO is working diligently to establish sales through the efforts of its growing distributor network. Additionally, in December 2009, we were granted our second patent and our first from the State of Israel. In first quarter of 2010, we completed two new molds which were necessitated by new height and performance criteria for shoe scanners. We are now able to produce new generation MagShoes at greater performance levels than before.

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

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development, marketing activities. Our senior and other employees have agreed to defer, in part, salaries and benefits. As of June 30, 2010, we had 10 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, further curtail marketing efforts or cease operations entirely. Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to us (from these or any other persons) on commercially acceptable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Subject to raising additional working capital, we intend to pursue our business plan over the next twelve months with respect to product development and enhancement and field testing, as well as initial marketing efforts. We have been expanding our contact base and are aggressively seeking collaborative arrangements worldwide for our MagShoe product.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX ANDTHREE MONTHS ENDED JUNE 30, 2010 TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2009

Revenues and costs of goods sold  - All revenues were derived from sales of our Magshoe device. Revenues for each of the six and three months ended June 30, 2010 were $7,735 compared to $61,339 and $41,246 for the corresponding periods in 2009.  Costs of goods sold for each of the six and three months ended June 30, 2010 were $11,031 compared to $45,809 and $29,554 for the corresponding periods in 2009.

The decrease in revenues and cost of goods sold during each of the 2010 periods as compared to the 2009 periods was primarily attributable to the design and development of two new prototypes of the Magshoe device in response to greater height requirements and networking capability requested by potential end-users. The design of the prototypes was completed in April 2010. We expect, subject to and pending raising additional capital, to be able to commercially launch the new models.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the six and three months ended June 30, 2010 of $236,685 and $73,136, respectively, compared to $99,783 and $39,872, respectively, for the corresponding periods in 2009. The increase in research and development expenses during each of the 2010 periods as compared to the corresponding periods in 2009 is principally attributable to expenses incurred in producing prototypes of the new third generation MagShoe.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, consulting and other professional fees, and other costs related to administrative functions.    We incurred selling, general and administrative expenses for the six and three months ended June 30, 2010 of $636,618 and $293,478 compared to $597,697 and $295,519, respectively, for the corresponding periods in 2009. The increase in selling, general and administrative expenses during the six months ended June 30, 2010 as compared to the corresponding period in 2009 is principally attributable to our participation in international trade shows in our industry, launching the new generation MagShoe, as well as travel to on site tests and pre-sale demonstrations of the new prototypes.

Stock based compensation - Between June 2007 and April 2008, we granted stock options to employees and consultants. The value of these options was being amortized over the vesting periods of each grant. In May 2010 we issued 4,000,000 shares of our Common Stock to a consultant. Stock based compensation totaled $2,400 for the six and three months ended June 30, 2010 and $128,198 and 37,849 for the corresponding periods in 2009. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the six and three months ended June 30, 2010 was $827,488 and $608,892 respectively and $267,201 and $144,661 for the corresponding periods in 2009 Interest expense related primarily to the placement of our convertible promissory notes. Also included in interest expense for the six and three months ended June 30, 2010 is $477,500 related to the issuance in May 2010 of 4,775 shares of  Series A Preferred Stock as consideration for the extending the terms of certain convertible debt.

Amortizations – The amortizations are included in interest expense in the statement of operations.  During the six and three months ended June 30, 2010, we recorded amortization of $616,372,and $262,392, respectively, compared to $1,219,875 and $640,260 for the corresponding period in 2009. Amortization costs relates to the debt discount, beneficial conversion feature, and deferred finance costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

Preferred stock dividends – In connection with our financing arrangements in 2010 we have issued a total of 7,973 shares of  Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now be classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the six and three months ended June 30, 2010, dividends and deemed dividends totaled $1,721,589 and $779,149, respectively, and such amount has been included in interest expense. For the six and three months ended June 30, 2009, dividends and deemed dividends totaled $855,184, and $441,547.

Net loss – For the six and three months ended June 30, 2010, we had a net loss of $4,038,447 and $2,022,243, respectively as  compared to a net loss of $3,135,717 and $1,607,417 for the corresponding periods in 2009.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of June 30, 2010, we had 10 full time employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. Nonetheless, without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital (from these or any other persons) on commercially acceptable terms or at all. Our limited availability of authorized and unissued shares of Common Stock (further discussed below) impairs our ability to raise additional funds. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the quarter ended June 30, 2010. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

As of June 30, 2010, we had a cash balance of $82,943 compared to $176,559 at December 31, 2009.

Cash used in operating activities was $858,796 for the six months ended June 30, 2010. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $5,956 for the six  months ended June 30, 2010 attributable to the addition of property and equipment.

Cash provided by financing activities was $771,136 for the six months ended June 30, 2010. We received proceeds of $318,940 from the issuance of the 2009 Notes.  We received advances on our wholly-owned subsidiary’s line of credit totaling $252,196. In March 2010, we received short-term loans in the amount of $200,000 from two of our 2008 investors.

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a “2008 Note”) which were originally scheduled to mature in December 2009. We received net proceeds of $1million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans then due and owing. Holders of certain notes outstanding participated in the private placement and the gross proceeds raised include amounts that we owed to these investors in the approximate amount of $2.7 million that were offset against such investors’ respective purchases of the 2008 Notes. Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, we are required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable up to such repayment date (each such date, a “Scheduled Payment Date.”). The amount may be paid either in (i) cash, at 110% of the principal amount due and 100% of all other amounts due or (ii) shares of Common Stock at a rate equal to the lower of (A) the Fixed Conversion Price or (B) 75% of the average closing bid price of the Common Stock for the five trading days ending on the trading day immediately preceding the Scheduled Payment Date, provided that at the time of payment there is then in effect an effective Registration Statement (as defined below) or the shares so issued can be resold under Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”); provided, that, if such monthly amount is to be paid with shares of Common Stock, it will be automatically deferred unless the holder gives notice to the Company at least five (5) days before a repayment date that the holder will accept payment of such monthly amount in the form of Common Stock. During 2009, we repaid principal and accrued interest in the amount of $1,103,139 in the form of 1,732,727,414 shares of our Common Stock.  As of December 31, 2009, approximately $4.36 million remained outstanding on the 2008 Notes. Additionally, as of December 31, 2009, we owed approximately $516,000 to these investors as liquidated damages in respect of the non-filing of a registration statement in respect of the resale of the Common Stock underlying the 2008 Notes and the warrants issued in connection therewith. The 2008 Notes matured on December 31, 2009, without being paid out in accordance with the terms of the Notes. Subsequently, in March 2010, the holders of approximately 80% of the outstanding principal amount of the 2008 Notes extended to December 31, 2010 the maturity date of the 2008 Notes.  In consideration of their consents we issued to them 4,241 Shares of Series A Preferred Shares in a stated amount equal to $424,100 or 10% of the outstanding balance of their Notes. With respect to the holders of the remaining 20% of the principal amount of the 2008 Notes who did not agree to the extension of the maturity date, we issued 192,841,043 shares of the Company’s Common Stock to retire $356,756 of principal and interest. Due to the conversion caps contained in the notes, we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $535,833 of principal amount held by non consenting holders currently remains payable.

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

In March 2010, we issued short-term notes to two of the 2008 Investors in the principal amount of $200,000. The outstanding notes bear interest at the rate of 10% per annum and are due on August 28, 2010 or the closing of a new investment.

In May 2010, we raised additional net proceeds of $218,000 from two of the 2008 Investors for which we issued $218,000 in principal amount and 5,450 shares of the Series A Preferred Stock.  In connection with such investment, we issued to the providers of these funds warrants to purchase in the aggregate up to 1,453,333 shares of our Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance.

In July 2010, we issued short-term notes to several of the 2008 Investors in the principal amount of $607,500. The outstanding notes bear interest at the rate of 10% per annum.  The notes are due as follows:  (a) $500,000 on December 19, 2010 and $107,500 on January 3, 2011 or  (b) the closing of a new investment, whichever is earlier.

Pending an increase in the number of authorized shares of common stock, we currently do not have a sufficient number of shares of common stock available to honor any conversions of the 2008 Notes and/or the 2009 Notes after July 21, 2010.  The inability to honor conversions constitutes an Event of Default under the 2008 Notes and the 2009 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.

ITEM 4.	CONTROLS AND PROCEDURES

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

During the quarter ended June 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

The former officer is required to file an answer by October 12, 2010.

(ii) In our quarterly report on Form 10-Q for the three months ended September 30, 2009, we first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,163 NIS  (approximately $399,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, we filed an answer whereby we denied all allegations. As of the date of the filing of this report on Form 10-Q. No hearing date has been set as of the filing of this quarterly report on form 10-Q.

The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2010 without registration under the Securities Act:

(i)  Between April and June 30, 2010, we issued 18 month secured convertible promissory notes in the principal amount of $218,000, 5,984 shares of Series A Preferred Stock and five year warrants to purchase, in the aggregate, 1,453,333 shares of our Common Stock at a per share price of $0.25.

(ii)  Between April and June 30, 2010, we issued 1,073,462,105 shares of stock to the holders of the Company’s various Notes in respect of principal and accrued interest in the aggregate amount of $563,317.

(iii) Between April and June 30, 2010, we issued 1,392,691,441 shares of common stock upon the conversion of 6,691 shares of Series A Preferred Stock.  The stated value of the Series A Preferred Stock converted totaled $669,116.

(iv) Between April and June 30, 2010 we issued 4,000,000 shares of stock as compensation to our Collateral Agent for services rendered in regard to our various financings.

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

IDO SECURITY INC.

Date: August 16, 2010	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT