Form 10-Q
period 2010-09-30
IDO Security Inc.
filed 2010-11-15
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2010; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

  17 State Street
New York, New York 10004
(Address of principal executive offices, including zip code)

646-214-1234
(Issuer’s telephone number, including area code)

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

As of November 15, 2010, there were 4,997,183,389 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$330,036	$176,559
Accounts receivable	29,079	4,360
Inventories	217,999	62,219
Prepaid expenses and other current assets	95,191	65,613

Total current assets	672,305	308,751

Property and equipment, net	61,069	62,076
Goodwill	1,955,002	1,955,002
Deferred financing costs, net	-	4,223

Total assets	$2,688,376	$2,330,052

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,088,297	$2,265,491
Loans payable	53,646
Short-term notes payable	1,055,000	-
Convertible promissory notes
(net of discount of $417,593 and $908,264)	5,933,808	5,724,747
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $1,023,487 and $2,283,422)	5,621,843	3,461,831
Loan payable, related party	44,826	44,826

Total current liabilities	15,797,420	11,496,895

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $8,060 and $118,651)	10,107	71,141
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $20,503 and $165,326)	64,705	337,201
Accrued severance pay	155,660	162,211

Total liabilities	16,027,892	12,067,448

Contingencies

STOCKHOLDERS’ DEFICIENCY
Preferred Stock
19,885,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
5,000,000,000 shares authorized; 4,997,183,991
and 1,952,917,590 issued and outstanding, respectively	4,997,184	1,982,918
Additional paid-in capital	16,719,903	17,825,656
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(35,056,272)	(29,545,638)

Total stockholders’ deficiency	(13,339,516)	(9,737,396)

Total liabilities and stockholders’ deficiency	$2,688,376	$2,330,052

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$22,770	$61,339	$15,035	$-

Cost of sales	21,435	45,808	10,404	-

Gross profit	1,335	15,531	4,631	-

Operating expenses
Research and development expenses	284,769	187,166	48,084	87,383
Selling, general and administrative expenses	882,797	945,614	246,179	347,917
Stock based compensation - selling, general and administrative	2,400	141,141	-	12,943

Total operating expenses	1,169,966	1,273,921	294,263	448,243

Loss from operations	(1,168,631)	(1,258,390)	(289,632)	(448,243)

Interest expense (including amortization of debt and preferred stock discount,
beneficial conversion features, dividends and deferred finance costs)	(4,329,430)	(3,009,661)	(1,163,159)	(1,522,585)
Interest income	14	20	4	11
Foreign currency translation	(12,587)	4,769	(19,370)	(11,913)

Net loss	(5,510,634)	(4,263,262)	(1,472,157)	(1,982,730)

Preferred stock dividends and deemed dividends	-	(855,184)	-	-

Net loss attributable to common stockholders	$(5,510,634)	$(5,118,446)	$(1,472,157)	$(1,982,730)

Basic and diluted loss per share:	$0.00	$(0.01)	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	3,503,382,341	920,150,573	4,943,999,207	1,943,631,229

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,510,634)	$(4,263,262)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	17,204	26,448
Amortization of note discount	3,253,637	2,373,322
Amortization of beneficial conversion feature of convertible debt	48,439	110,197
Accretion of interest on notes payable	-	24,000
Stock based compensation	2,400	141,141
Stock issued in lieu of interest and other charges	810,007	622,273
Interest related to note payable settlement	-	18,694
(Decrease) increase in net liability for severance pay	(6,551)	(8,182)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Inventory	(155,780)	(12,780)
Prepaid expenses and other current assets	(29,578)	(33,373)
Accounts payable	149,955	134,465
Accrued expenses and other current liabilities	189,354	(229,415)

Net cash used in operating activities	(1,256,266)	(1,096,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,974)	(35,714)

Net cash used in investing activities	(11,974)	(35,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	318,940	1,042,500
Proceeds from loans payable	53,646	-
Proceeds from short-term debt	1,055,000	-
Proceeds (repayment) bank line of credit	(5,869)	105,070

Net cash provided by financing activities	1,421,717	1,147,570

INCREASE IN CASH AND CASH EQUIVALENTS	153,477	15,384

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	176,559	391,569

CASH AND CASH EQUIVALENTS - END OF PERIOD	$330,036	$406,953

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuance of common stock for the conversion of
convertible promissory notes and acrued interest	$1,113,742	$1,203,254
Issuance of common stock for the conversion of convertible preferred stock	$792,110	$-
Preferred stock dividends and deemed dividends	$2,463,865	$855,184

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2010, the Company had not achieved profitable operations, had accumulated losses of $35 million (since inception), a working capital deficiency of $15 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placement of its convertible securities. In December 2007 and January 2008, the Company received net proceeds of approximately $1 million from the proceeds of the private placement to certain accredited investors (the “2008 Investors”) of its 10% Secured Convertible Promissory Notes. Between April 2008 and November 2008, the Company received from two previous investors and one stockholder, gross loan proceeds totaling $442,355.  In December 2008, the Company raised net proceeds of $548,474 from certain 2008 Investors in a private placement of convertible notes and preferred stock. Between April 2009 and December 2009, the Company raised net proceeds of $1,332,500 from certain of its existing investors. Finally, from January through September 2010, the Company raised net proceeds of approximately $1,374,000 from certain of its existing investors.  See Notes 8 and 9 below.

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to accounting standards related to subsequent events. The amendment exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. The standard is effective February 2010. The Company adopted this standard in February 2010. The adoption did not impact the Company’s consolidated financial position or results of operations, other than additional reporting requirements.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of the provisions of ASU 2010-17 did not have a material effect on the financial position or results of operations of the Company.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	September 30,
	2010	2009
Warrants	26,235,420	22,175,821
Convertible notes	45,121,453	45,449,309
Stock options	3,490,000	3,490,000
Convertible preferred stock	51,004,120	38,732,613

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

Inventories at September 30, 2010 and December 31, 2009 consisted of partially completed and completed devices totaling $217,999 and $62,219, respectively.

NOTE 6 – BANK LINE OF CREDIT

In March 2010, the Company’s subsidiary was provided with a loan from a commercial bank in the amount of approximately $270,000. The loan was repaid on September 2010. The loan was guaranteed by a stockholder of the Company. Interest on the outstanding amount accrued monthly at the rate of 1.9% per annum. The Company was also required to pay a fee to the guarantor of 1% of the loan amount per month, plus bank charges.

NOTE 7 – LOANS PAYABLE

The Company’s subsidiary received non-interest bearing advances from a 2008 Investor. The advances are due on demand.  At September 30, 2010, the Company owed $53,646.

NOTE 8 – SHORT-TERM NOTES PAYABLE

In March 2010, the Company issued notes to two of the 2008 Investors in the principal amount of $200,000. The notes bear interest at the rate of 10% per annum and were originally due at the earlier of August 28, 2010 or the closing of a new investment. The maturity date on the notes has been extended to the earlier of January 31, 2011 or the closing of a new investment.

In July 2010 through September 2010, the Company issued short-term notes to several 2008 Investors in the aggregate principal amount of $855,000. The outstanding notes bear interest at the rate of 10% per annum.  The notes are due as follows:  (a) $500,000 in December 2010, $285,000 in January 2011, and $70,000 in February 2011, or (b) the closing of a new investment.

NOTE 9 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
2008 Notes - secured and convertible - interest at 10% - see (i) below	$3,679,800	$4,362,954

December 2008 Notes - secured and convertible - interest at 10% - see (ii) below	955,268	1,028,349

2009 Notes - secured and convertible - interest at 10% - see (iii) below	1,726,440	1,432,500

Total	6,361,508	6,823,803

Less: Discount	(417,593)	(1,027,915)
	5,943,915	5,795,888
Less Current Portion	(5,933,808)	(5,724,747)

Total	$10,107	$71,141

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

The 2008 Notes matured on December 31, 2009 without being paid out in accordance with the terms of the Notes. The failure to repay the 2008 Notes constitutes an Event of Default under the transaction documents with the 2008 Investors. Subsequently, in March 2010, the holders of approximately 80% of the outstanding principal amount of the 2008 Notes extended the maturity date of the 2008 Notes to December 31, 2010 and waived all existing defaults. In consideration of these actions, onMay 4, 2010, the Company issued 4,030 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors.  With respect to the remaining 20% of the principal amount of the 2008 Notes who did not agree to the extension of the maturity date, the Company issued 192.8 million shares of the Company’s Common Stock, in full satisfaction of principal and accrued interest of $356,756.  Due to the conversion caps contained in the notes whereby we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $535,833 of principal amount held by non consenting holders currently remains payable.

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

The fair value of the 2008 Notes was determined utilizing level 3 inputs. The fair value of the 2008 Notes was calculated utilizing the fully diluted market value of the invested capital of the Company immediately before and after the date of the debt modification. As a result, the face amount of the remaining principal balance of $4,963,050 was written down to its fair market value of $3,925,963. This discount has been fully amortized in 2009.

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

From January 2010 to September 2010, principal in the amount of $697,950 and accrued interest totaling $321,133 was repaid in the form of 1.353 billion shares of the Company’s Common Stock.

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

The December 2008 Notes were scheduled to mature on April 30, 2010. However, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010. In consideration of the extension, on May 4, 2010, the Company issued 745 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors. With respect to the remaining 28% of the principal amount of the December 2008 Notes who did not agree to the extension of the maturity date, the Company issued 129 million shares of the Company’s Common Stock, in full satisfaction of principal and accrued interest of $69,660.  Due to the conversion caps contained in the notes whereby we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $225,054 of principal amount held by non consenting holders currently remains payable.

In May 2010, principal in the amount of $58,285 and accrued interest totaling $11,375 was repaid in the form of 129 million shares of the Company’s Common Stock.

Pending the increase in the number of authorized and unissued shares of Common Stock, the Company did not have a sufficient number of shares of common stock available to honor any conversions of the December 2008 Notes after July 21, 2010.  The inability to honor conversions constituted an Event of Default under the December 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  See Note 10 – Capital Transactions – Derivative Liabilities. On November 10, 2010, at a special meeting of the Company’s stockholders convened for the purposes of increasing the number of authorized shares of Common Stock, the Company’s stockholders approved such increase. The increase will become effective upon the filing with the Nevada Secretary of State a certificate of amendment to the Company’s Articles of Incorporation relating to the increase.

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

In May 2010, principal in the amount of $25,000 was repaid in the form of 69.4 million shares of the Company’s Common Stock.

Pending the increase in the number of authorized and unissued shares of Common Stock, the Company did not have a sufficient number of shares of common stock available to honor any conversions of the 2009 Notes after July 21, 2010.  The inability to honor conversions constituted an Event of Default under 2009 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  See Note 10 – Capital Transactions – Derivative Liabilities. On November 10, 2010, at a special meeting of the Company’s stockholders convened for the purposes of increasing the number of authorized shares of Common Stock, the Company’s stockholders approved such increase. The increase will become effective upon the filing with the Nevada Secretary of State a certificate of amendment to the Company’s Articles of Incorporation relating to the increase.

NOTE 10 - CAPITAL TRANSACTIONS
Common Stock Issuances

From January 1, 2010 to September 30, 2010, principal and accrued interest of Notes totaling $1,113,742 was repaid in the form of 1.551 billion shares of the Company’s Common Stock.  See Note 9 - Private Placement of Convertible Promissory Notes.

From January 1, 2010 to September 30, 2010, the Company issued 1.459 billion shares of Common Stock upon the conversion of 7,921 shares of  Convertible Preferred Stock.

In May 2010, the Company issued 4,000,000 shares of its Common Stock as compensation to a consultant.

In July 2010, the Company issued 233,000,000 shares of its Common Stock to one of the holders of the Company’s 2008 Notes in respect of accrued interest in the amount of $97,860.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State.   In March 2010, the Company’s certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock to 115,000 shares.   At September 30, 2010 and December 31, 2009, 67,305 and 62,478 shares of Series A Preferred Stock were issued and outstanding.

In December 2008, in connection with the issuance of the December 2008 Notes more fully discussed above in Note 8(ii), the Company issued to the purchasers of the December 2008 Notes, 26,664 shares of its Series A Preferred Stock. Each purchaser of the December 2008 Notes received shares of the Company’s Series A Preferred Stock with a stated value of $100 equal to 250% of the principal amount of the December 2008 Notes issued to such investor.

In April 2009 through December 2009, in connection with the issuance of the 2009 Notes more fully discussed above in Note 9(iii), the Company issued 35,814 shares of Series A Preferred Stock.

From January 1, 2010 through September 30, 2010, in connection with the issuance of the 2009 Notes more fully discussed above in Note 9(iii), the Company issued 7,974 shares of Series A Preferred Stock.

For financial reporting purposes, the Company recorded a discount to reflect the difference between the stated value of the shares issued and the fair value of the shares issued. The discount is being amortized to the redemption dates unless converted earlier.

From January 1, 2010 to September 30, 2010, 7,921 shares of Series A Preferred Stock were converted into 1.459 billion shares of Common Stock.

As discussed in Note 9, the 2008 Notes matured on December 31, 2009 without being paid out in accordance with the terms of the Notes. In March 2010, the holders of approximately 80% of the outstanding principal amount of the 2008 Notes extended the maturity date of the 2008 Notes to December 31, 2010. In consideration of these actions, on May 4, 2010, the Company issued 4,030 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors.

As discussed in Note 9, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010. In consideration of the extension, on May 4, 2010, the Company issued 745 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the nine months ended September 30, 2010 and 2009, the Company declared dividends totaling $489,366 and $242,530, respectively. At September 30, 2010 and December 31, 2009, dividends payable total $920,078 and $430,721, respectively, and are included in accounts payable and accrued liabilities.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at the election of the Company, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred Stock was not classified as permanent equity. The maturities on the Series A Preferred Stock are $5,234,619 payable in 2010 and $1,495,921 payable in 2011.

Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions will now be classified as part of interest expense and will no longer be classified as preferred stock dividends and deemed dividends.  For the nine and three months ended September 30, 2010, dividends and deemed dividends totaled $2,463,865 and $742,267, respectively, and such amount has been included in interest expense.  For the nine and three months ended September 30, 2009, dividends and deemed dividends totaled $1,507,987 and $652,803, respectively. Of such amounts, $652,803 has been included in interest expense for both the nine and three month periods and $855,124 and $0 have been reflected as preferred stock dividends and deemed dividends for the nine and three months ended September 30, 2009, respectively.

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

The Company issued warrants, Series A Preferred Stock and Notes under various private placements.  As of July 21, 2010, due to the various issuances, the Company did not have enough available shares of authorized Common Stock to issue to the various security holders had all of the convertible securities been converted and/or exercised.  As a result, the value of the warrants have to be recognized as a liability.  In addition, the Company evaluated the conversion terms of the Notes and Series A Preferred Stock to determine if such terms gave rise to embedded derivatives that would need to be accounted for separately.   The Company determined that the lack of authorized shares (prior to the effectiveness of the increase) to satisfy the conversion requirements if all of the securities were converted resulted in the conversion features being embedded derivatives that must be bifurcated and recorded as derivative liabilities. In addition, the Company would be required to revalue the derivative liabilities at the end of each reporting period with the change in value reported on the statement of operations.  The Company did not account for the derivative liabilities in its financial statements as it was determined to not be material. On November 10, 2010, at a special meeting of the Company’s stockholders convened for the purposes of increasing the number of authorized shares of Common Stock, the Company’s stockholders approved such increase. The increase will become effective upon the filing with the Nevada Secretary of State a certificate of amendment to the Company’s Articles of Incorporation relating to the increase.

NOTE 11 – Contingencies

Lawsuits

(i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $377,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

The former officer was required to file an answer by October 12, 2010. However, at his request, the Court agreed to delay the filing of the answer until such time as he will be filing the affidavits in the action referred to below.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $411,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations. No hearing date has yet been set as of the filing of this Form 10-Q.

The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

NOTE 12 – Subsequent Events

Authorized Shares

On November 10, 2010, a majority of the Company’s stockholders authorized, at the recommendation of the Company’s Board of Directors, an increase the number of shares of Common Stock to 60,000,000,000. The increase will become effective upon the filing with the Nevada Secretary of State a certificate of amendment to the Company’s Articles of Incorporation relating to the increase.

Management has evaluated subsequent events through the date of this filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

We believe that the market for security and inspection products will continue to be positively impacted by the threat of terrorist activities and by new government regulations and appropriations for security and inspection products and procedures. We anticipate that the promulgation of new governmental regulation and standards will establish performance baselines against which we will be able to direct certain of our continued research and development spending and market our products to customers, worldwide. In fact, in the second and third quarter of 2010 a number of European Community (EU) countries began to promulgate certain regulations as to height and performance minimums of shoe scanning devices ( SSD). In addition, we believe that the increasing awareness of security, in general, will bring increased awareness of available products and methods, such as ours, for anti-crime and loss prevention fields.

In October 2010 we entered into a distribution arrangement with JEI, Inc. a California based company with an extensive history of selling state of the art audio recording devices , a vital security apparatus, to the Federal, State and local governments throughout the United States. As part of that arrangement, JEI has submitted the MagShoe to the U.S. General Services Administration ( GSA ) for approval and ultimate sale to the various Federal Agencies. Of course no guarantee can be provided that the MagShoe will be approved by the GSA and, even if approved, that ultimately, will be sold to the agencies.

We are currently intensifying our efforts to identify and team up appropriate collaborators in the coming months with a view toward enabling us to bring the MagShoe to our various core markets in the United States and  throughout the world while also beginning the process of seeking other state of the art security devices to put through our distribution system to increase the awareness of IDO as a seller and supplier of security devices.

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

Notwithstanding these developments, our marketing efforts have been hampered. Our subsidiary, IDO Security Ltd, continues to experience lengthy delays in obtaining from the Ministry of Defense of the State of Israel the requisite approvals needed for shipment of our MagShoe devices in respect of orders received. These delays have prevented us from making timely deliveries on orders received.  We are working to obtain the needed approvals and to streamline the process in the future. No assurance can however be given that we will be successful in these efforts. The delay in shipments  have contributed, in part, to lack of revenues for the three months period covered by this report, as revenues are not recorded prior to shipment.

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development, marketing activities. Our senior and other employees have agreed to defer, in part, salaries and benefits. As of September 30, 2010, we had 10 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, further curtail marketing efforts or cease operations entirely. Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to us (from these or any other persons) on commercially acceptable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Subject to raising additional working capital, we intend to pursue our business plan over the next twelve months with respect to product development and enhancement and field testing, as well as initial marketing efforts. We have been expanding our contact base and are aggressively seeking collaborative arrangements worldwide for our MagShoe product.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE ANDTHREE MONTHS ENDED SEPTEMBER 30, 2010 TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenues and costs of goods sold  - All revenues were derived from sales of our Magshoe device. Revenues for each of the nine and three months ended September 30, 2010 were $22,770 and $15,035 compared to $61,339 and $0 for the corresponding periods in 2009.  Costs of goods sold for each of the nine and three months ended September 30, 2010 were $21,435 and $10,404, respectively, compared to $45,808 and $0 for the corresponding periods in 2009.

The decrease in revenues and cost of goods sold during the nine months ended September 30, 2010 compared to the corresponding nine month period in 2009 is primarily attributable to the design and development of two new prototypes of the Magshoe device in response to greater height requirements and networking capability requested by potential end-users. The design of the prototypes was completed in April 2010. The increase in revenues and cost of goods sold during the three months ended September 30, 2010 as compared to the three month period in 2009 is primarily attributable to the successful international commercial launch of the new generation of MagshoeTM.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the nine and three months ended September 30, 2010 of $284,769 and $48,084, respectively, compared to $187,166 and $87,383, respectively, for the corresponding periods in 2009. The increase in research and development expenses during the nine months ended September 30, 2010 as compared to the corresponding nine month period in 2009 is principally attributable to expenses incurred in producing prototypes of the new third generation MagShoe (which we completed in April 2010). The decrease in research and development expenses during the three months September 30, 2010 as compared to the corresponding three month period in 2009 is primarily attributable to the fact that the design and development of the new prototypes was completed in April 2010.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, consulting and other professional fees, and other costs related to administrative functions.    We incurred selling, general and administrative expenses for the nine and three months ended September 30, 2010 of $882,797 and $246,179 compared to $945,614 and $347,917, respectively, for the corresponding periods in 2009. The decrease in selling, general and administrative expenses during the each of the nine and three months ended September 30, 2010 as compared to the corresponding period in 2009 is principally attributable to management taking reduced salaries and R&D expenses decreasing.

Stock based compensation - Between June 2007 and April 2008, we granted stock options to employees and consultants. The value of these options was being amortized over the vesting periods of each grant. In May 2010 we issued 4,000,000 shares of our Common Stock to a consultant. Stock based compensation totaled $2,400 for the nine months ended September 30, 2010 and $141,141 for the corresponding periods in 2009. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the nine and three months ended September 30, 2010 was $1,023,131 and $194,821 respectively and $516,535 and $249,334 for the corresponding periods in 2009 Interest expense related primarily to the placement of our convertible promissory notes. Also included in interest expense for the nine months ended September 30, 2010 is $477,500 related to the issuance in May 2010 of 4,775 shares of  Series A Preferred Stock as consideration for the extending the terms of certain convertible debt.

Amortizations – The amortizations are included in interest expense in the statement of operations.  During the nine and three months ended September 30, 2010, we recorded amortization of $842,434,and $226,062, respectively, compared to $1,840,323 and $620,448 for the corresponding period in 2009. Amortization costs relate to the debt discount, beneficial conversion feature, and deferred finance costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

Preferred stock dividends – In connection with our financing arrangements in 2010 we have issued a total of 7,973 shares of Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now be classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the nine and three months ended September 30, 2010, dividends and deemed dividends totaled $2,463,865 and $742,276, respectively, and such amount has been included in interest expense. For the nine and three months ended September  30, 2009, dividends and deemed dividends totaled $1,507,987, and $652,803. Of such amounts, $652,803 has been included in interest expense for both the nine and three month periods and $855,124 and $0 have been reflected as preferred stock dividends and deemed dividends for the nine and three months ended September 30, 2009, respectively.

Net loss attributable to common stockholders – For the nine and three months ended September 30, 2010, we had a net loss of $5,510,634 and $1,472,157, respectively as compared to a net loss of $5,118,446 and $1,982,730 for the corresponding periods in 2009.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of September 30, 2010, we had 10 full time employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. Nonetheless, without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital (from these or any other persons) on commercially acceptable terms or at all. Our limited availability of authorized and unissued shares of Common Stock (further discussed below) impairs our ability to raise additional funds. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the quarter ended September 30, 2010. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

As of September 30, 2010, we had a cash balance of $330,036 compared to $176,559 at December 31, 2009.

Cash used in operating activities was $1,256,266 for the nine months ended September 30, 2010. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $11,974 for the nine months ended September  30, 2010 attributable to the addition of property and equipment

Cash provided by financing activities was $1,421,717 for the nine months ended September 30, 2010. We received proceeds of $318,940 from the issuance of the 2009 Notes.   In March through September 2010, we received short-term loans in the amount of $1,055,000 from two of our 2008 investors and other non-interest bearing loans of $53,646 from a 2008 investor.

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a “2008 Note”) which were originally scheduled to mature in December 2009. We received net proceeds of $1million from the proceeds of the 2008 Notes, after the payment of offering related fees and expenses and after the repayment of bridge loans then due and owing. During 2009, we repaid principal and accrued interest in the amount of $1,103,139 in the form of 1.732 billion shares of our Common Stock.  From January 2010 to September 2010, principal in the amount of $697,950 and accrued interest totaling $321,133 was repaid in the form of 1.353 billion shares of the Company’s Common Stock. As of September 30, 2010, approximately $3.68 million remained outstanding on the 2008 Notes. The 2008 Notes matured on December 31, 2009, without being paid out in accordance with the terms of the Notes. Subsequently, in March 2010, the holders of approximately 80% of the outstanding principal amount of the 2008 Notes extended to December 31, 2010 the maturity date of the 2008 Notes.  In consideration of their consents we issued to them 4,241 Shares of Series A Preferred Shares. With respect to the holders of the remaining 20% of the principal amount of the 2008 Notes who did not agree to the extension of the maturity date, we issued 192.8 million shares of the Company’s Common Stock to retire $356,756 of principal and interest. Due to the conversion caps contained in the notes, we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $535,833 of principal amount held by non consenting holders currently remains payable.

Between April 29, 2008 and November 25, 2008 (the “April-November 2008 Loans”), we received gross loan proceeds of $442,355 from two 2008 investors and one stockholder. All of these loans were rolled into the financing consummated in December 2008 as discussed below.

Pursuant to an offering dated October 30, 2008 to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, before the payment of offering related fees and expenses, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Note originally due April 20, 2010 (“collectively the “December 2008 Notes”) and Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The amount raised included $478,816 in principal and accreted interest on the April-November 2008 Loans that were offset against such purchasers’ respective purchases of the Purchased Securities. During 2009, we repaid principal and accrued interest in the amount of $100,115 on the December 2008 Notes in the form of 204 million shares of our Common Stock. In May 2010, principal in the amount of $58,285 and accrued interest totaling $11,375 was repaid in the form of 129 million shares of the Company’s Common Stock. As of September 30, 2010, approximately $1 million remains outstanding on the December 2008 Notes.  The December 2008 Notes matured on April 30, 2010. However, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010.  Due to the conversion caps contained in the notes, we cannot issue shares to a note holder if, following such issuance, such note holder (or its affiliates) will hold, in the aggregate, over 4.9% of our then issued and outstanding shares of Common Stock. Accordingly, $225,054 of principal amount held by non consenting holders currently remains payable.

Between April 28, 2009 and December 31, 2009, we raised net proceeds of $1,432,500 from the private placement to certain holders of the December 2008 Notes of $1,432,500 in principal amount of Secured Convertible Promissory Notes (“2009 Notes”) due 18 months following issuance and 35,813 shares of Series A Preferred Stock. In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of secured convertible notes, Series A Preferred Stock and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed above, for aggregate gross proceeds to not exceed $1.5 million. Proceeds of these funds were used to fund our continuing operations as well as pay down amounts outstanding under a line of credit with a commercial bank in the approximate amount of $267,000 for the benefit of our subsidiary IDO Ltd. In January 2010 and March 2010, we raised an additional net proceeds of $100,940, which included the repayment of certain accrued expenses, from the private placement to certain holders of the December 2008 Notes. We issued $100,940 in principal amount of notes and 2,524 shares of Series A Preferred Stock. As of September 30, 2010, approximately $1.73 million remains outstanding on the 2009 Notes.

In March 2010, we issued short-term notes to two of the 2008 Investors in the principal amount of $200,000. The outstanding notes bear interest at the rate of 10% per annum and were due on August 28, 2010 or the closing of a new investment.  The maturity date of the notes has been extended to the earlier of January 31, 2011 or the closing of a new investment.

In May 2010, we raised additional net proceeds of $218,000 from two of the 2008 Investors for which we issued $218,000 in principal amount and 5,450 shares of the Series A Preferred Stock

In July 2010, we issued short-term notes to several of the 2008 Investors in the principal amount of $607,500. The outstanding notes bear interest at the rate of 10% per annum.  The notes are due as follows:  (a) $500,000 on December 19, 2010 and $107,500 on January 3, 2011 or  (b) the closing of a new investment, whichever is earlier.

Between August 20, 2010 and September 17, 2010, we issued short-term notes to several of the 2008 Investors in the principal amount of $247,500. The outstanding notes bear interest at the rate of 10% per annum.  The notes are due (a) $285,000 in January 2011, and $70,000 in February  2011 or  (b) the closing of a new investment, whichever is earlier.

Pending the increase in the number of authorized shares of common stock we did not have a sufficient number of shares of common stock available to honor any conversions of the 2008 Notes and/or the 2009 Notes after July 21, 2010.  The inability to honor conversions constituted an Event of Default under the 2008 Notes and the 2009 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders. On November 10, 2010, at a special meeting of stockholders convened for the purposes of increasing the number of authorized shares of common stock, our stockholders approved such increase. The increase will become effective upon our filing with the Nevada Secretary of State a certificate of amendment to our Articles of Incorporation relating to the increase.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our acting Chief Executive Officer (and Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c).

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

During the quarter ended September 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

(i) In our quarterly report on Form 10-Q for the three months ended September 30, 2009, we first disclosed  that on June 22, 2009, our wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of  1,356,000 NIS (approximately $377,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

The former officer was required to file an answer by October 12, 2010. However, at his request, the Court agreed to delay the filing of the answer until such time as he will be filing the affidavits in the action referred to below.

(ii) In our quarterly report on Form 10-Q for the three months ended September 30, 2009, we first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $411,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, we filed an answer whereby we denied all allegations. No hearing date has yet been set  as of the filing of this Form 10-Q.

The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2010 without registration under the Securities Act:

Between July and September 30, we issued 233,000,000 shares of stock to one of the holders of the Company’s 2008 Notes in respect of accrued interest in the amount of $97,860.

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

 On November 10, 2010, we held a special meeting of stockholders for the purposes of amending the Articles of Incorporation of IDO Security Inc. to increase the number of shares of Common Stock authorized for issuance from 5,000,000,000 shares to 60,000,000,000 shares (the “Authorized Share Increase”).

The number of shares of common stock entitled to vote at the special meeting was 4,997,183,389. The number of shares of Common Stock present or represented by valid proxy at the special meeting was 4,202,953,098. The proposal to increase the Authorized Share Increase was approved.

The number of votes cast for and against and the number of abstentions with respect to the Authorized Share Increase was as follows:

FOR	AGAINST	ABSTAIN
3,700,096,012	486,235,240	16,621,846

There were no broker non-votes relating to this proposal.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDO SECURITY INC.

Date: November 15, 2010	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT