Form 10-K
period 2010-12-31
IDO Security Inc.
filed 2011-04-13
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-51170

IDO SECURITY INC.
 (Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17 State Street	10004
New York, New York	(Zip Code)
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

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer  ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The registrant had 12,028,494,374 shares of common stock, par value $0.001 per share, outstanding as of April 13, 2011.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of $0.0006 of the common stock on the OTC Bulletin Board on June 30, 2010, was approximately $2.7 million.

IDO SECURITY INC.
2010 FORM 10-K ANNUAL REPORT

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

          We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development, marketing activities. Our senior employees have agreed to defer, in part, salaries and benefits.  As of March 31, 2011, we had 10 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further measures to reduce our cash burn including laying-off additional personnel, further curtail marketing efforts or cease operations entirely. We have received from representatives of certain prospective investors a non-binding proposal with respect to convertible debt based financing in a significant amount, subject to due diligence and other conditions, which our board is currently studying. Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to us (from these or any other persons) on commercially acceptable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Notwithstanding these developments, during 2010 our marketing efforts were hampered as a result of two developments. First, our subsidiary, IDO Security Ltd., experienced unforeseen and lengthy delays in obtaining from the Ministry of Defense of the State of Israel the requisite approvals needed for shipment of our MagShoe devices in respect of orders received. These delays prevented us from making timely deliveries on orders received through the third quarter of 2010.  The problem was rectified in the fourth quarter of 2010. Second, our potential customers announced new height and tolerance requirements which required that we redesign and engineer two new models of MagShoe. The product redesign was completed in the fourth quarter of 2010.

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

SUPPLIERS

          Core components of the MagShoe are currently assembled by our subsidiary, IDO Ltd. Certain non-core components are manufactured by third party unaffiliated contractors. Testing and assembly of MagShoe units are managed by our subsidiary at its facilities in Israel. We purchase certain components from a single source which is based in Israel.

          We have recently begun the process of attempting to outsource our primary assembly and manufacturing operations, utilizing turn key contract manufacturers that are ISO certified. However, the outsourcing of these operations may mean that some degree of risks related to manufacturing costs, delivery schedules, yields and other factors are not directly under our control.

SERVICE AND SUPPORT

          Service and support for our product is primarily provided by our independent distributors in consultation with us. Installation is usually effected by the end-user and maintenance support primarily derives from our independent distributors, supported by our in-house engineering staff. This support generally includes consultations with the independent distributor, repair and unit replacement, traveling to the customer site to explain the technical operation of the system, clarifying the configurations, detailing any necessary software customization and defining any integration issues. Once installed, the systems are supported by our independent distributors. Our product generally carries a one-year warranty and an extended service is offered through a choice of maintenance contracts. Additional support after the expiration of the warranty period is available for a fee.

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

          We hold three patents. One patent was issued by the United States Patent and Trademark Office (“USPTO”) and the other two by the State of Israel. These patents cover various aspects of our unique technology for the detection of metal objects in and around the areas of the shoes, ankles and lower extremities.

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

          We expect competition to increase as other companies introduce products that may increase functionality such as multi-threat detection capability or that incorporate technological advances that are not yet developed or implemented by us. Some of our present and potential competitors have financial, marketing and research resources substantially greater than those of us. In order to compete effectively in this environment, we must continually develop and market new and enhanced products and have the resources to invest in significant research and development activities.

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

EMPLOYEES

          At March 31, 2011, we employed 10 full time employees and consultants, all of whom but for our President and acting Chief Executive Officer, work out of IDO Ltd.’s offices in Israel. None of these employees are subject to collective bargaining agreements.

RESEARCH AND DEVELOPMENT

          During our 2010 and 2009 fiscal years, we incurred $356,022 and $290,995, respectively, on the research and development of the MagShoe product.

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

ITEM 1 A. RISK FACTORS

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

          Since inception, we have incurred significant operating losses. As of December 31, 2010, we have incurred losses totaling $37.3 million. We believe that we will continue to incur net losses for the foreseeable future as we continue to further develop and promote the MagShoe and related products. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, marketing and administration as we continue to develop our products. These expenditures will necessarily precede the realization of substantial revenues from the sales of our single product line, if any, which may result in future operating losses.

          The report of our independent registered public accounting firm for our financial statements for the year ended December 31, 2010 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This “going concern” paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

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

          Under the terms of the agreements with the holders of our secured promissory notes that we issued in December 2007 through December 2010 the note holders have a first priority lien on substantially all of our assets, including our cash balances. If we default under the notes, the note holders would be entitled to, among other things, foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the credit facility.

           OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION UPON THE CONVERSION OF OUR OUTSTANDING DEBENTURES AND PREFERRED STOCK BECAUSE THESE SECURITIES CONVERT AT A DISCOUNT TO THE MARKET PRICE OF OUR COMMON STOCK AT THE TIME OF CONVERSION.

          We currently have outstanding approximately $7.7 million of our 10% secured convertible promissory notes due between December 2011 and  August 2012 the “Investor Notes”) and approximately $11.4 million in stated value of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). We are required to make monthly payments with respect to the accrued principal and interest on the notes (dividends, in the case of the Series A Preferred Stock). These payments may be made, at our option, in shares of our Common Stock at a rate equal to 75% of the average of the closing bid prices of the common stock for the five trading days preceding the payment date (which shall in no event exceed $0.15 per share).

          There is an inverse relationship between our stock price and the number of shares issuable upon conversion of these securities. That is, the higher the market price of our Common stock at the time a Debenture is converted or a payment is made with respect to a Series A Preferred Stock, the fewer shares we would be required to issue, and the lower the market price of our Common Stock at the time payment is made with respect to a security, the more shares we would be required to issue. Between January 1, 2010 and December 31, 2010, we issued 1.551 billion  shares of our common stock in payment of $1,113,742  in principal and accrued interest in respect of the convertible promissory notes, at a average per share price of $.0007. In addition, between January 1, 2010 and December 31, 2010, we issued 1.459 billion shares of our common stock for the conversion of Series A Preferred Stock.

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

           RISKS ASSOCIATED WITH OUR SECURITIES AND CAPITAL STRUCTURE

           FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

          As of April 13, 2011, we had 60,000,000,000 authorized shares of Common Stock, of which 12,028,494,374 shares of our Common Stock were issued and outstanding as of such date. Except with respect to the Investor Notes and the Series A Preferred Stock, approximately 42,570,285 shares have been reserved for issuance upon exercise of outstanding options and warrants as of April 13, 2011. The effective conversion price of the Investor Notes and the Series A Preferred Stock is variable, and is based upon a 25% discount to the average of the closing bid prices for our common stock for the five trading days preceding the conversion date (not to exceed $0.15 per share). The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

 THE EFFECTS OF A POTENTIAL REVERSE STOCK SPLIT OF OUR COMMON STOCK ARE UNKNOWN.

Our Board of Directors may consider a reverse split of our outstanding common stock. If implemented, the stock split would most likely be of a significant order, at least on the basis of 100 outstanding shares being combined into one outstanding share. Presently, our Board has no plans to effect a reverse split.

Any authority that our Board may exercise in its discretion in implementing a reverse split would be after a determination by the Baord that any such action is in the long-term best interest of the Company. Among the reasons supporting any such action by the Board would be the assumption that reducing the number of outstanding shares will make our capital structure more attractive to potential investors and provide us with greater flexibility in structuring financings and pursuing other corporate development opportunities.

If the Board determines to effect a reverse stock split, we cannot assure you that it will be successful in achieving its goals. There is no assurance that prices for shares of the Common Stock after the reverse split will increase proportionally to the exchange ratio of the reverse stock split (or at all).  We cannot guarantee to stockholders that the price of our shares will reach or sustain any price level in the future, and it is possible the proposed reverse stock split will have no lasting impact on our share price. Additionally, as a Nevada corporation, our Board may, under certain circumstances, be able to implement a reverse split to our issued and authorized equity without securing prior stockholder approval.

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

RISKS RELATED TO OPERATIONS IN ISRAEL

 REGIONAL INSTABILITY IN ISRAEL MAY ADVERSELY AFFECT BUSINESS CONDITIONS AND MAY DISRUPT OUR OPERATIONS AND NEGATIVELY AFFECT OUR REVENUES AND PROFITABILITY.

In recent weeks, civil unrest, which initially began in Tunisia and then spread to Egypt, have resulted in changes in the Tunisian and Egyptian governments, has spread to other areas in the Middle East. There have been numerous demonstrations by protestors demanding a regime change in their country, and some of the demonstrations have been marked by violence. Recently, the King of Jordan reconstituted his government after protestors demanded economic and political reforms.

Civil unrest could continue to spread throughout the region and involve other areas such as the Gaza Strip or nations such as Syria, Yemen, Lebanon or others. Such unrest, if it continues to spread or grow in intensity, could lead to civil wars; regime changes resulting in governments that are hostile to the US and/or Israel, such as has previously occurred in the region; violations of the 1979 Egypt-Israel Peace Treaty; or regional conflict.

Loss of property and/or interruption of our business plans resulting from hostile acts could have a significant negative impact on our earnings and cash flow. In addition, we may not have enough insurance to cover any loss of property or other claims resulting from these risks.

           WE HAVE BEEN AND MAY CONTINUE TO BE ADVERSELY AFFECTED FROM FOREIGN CURRENCY MARKET FLUCTUATIONS.

A significant portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels “NIS”. As a result, we have significant exposure to the risk of fluctuating exchange rates with the US Dollar, our primary reporting currency. The recent volatility in the international currency markets has been equally reflected against NIS and this may continue in the future. Owing to the lack of cash flow resources and financing, we are limited in our ability to hedge against currency fluctuations.

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

ITEM IB. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

          We do not own any real property. Our corporate offices are located at 17 State Street, New York, NY 10004. We paid $20,000 for the use of the office space for each of the fiscal years 2010 and 2009. Our payments for 2011 will also aggregate $20,000.

          As of November 16, 2008, we entered into a lease for new premises, also in Rishon Le’Zion, comprised of approximately 370 square meters, at a monthly rate of approximately $3,900 per month. The lease continued through November 15, 2010, and, was renewed  for an additional one year term.

          We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $393,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-K) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

On January 3, 2011, the former officer filed an answer. A hearing date has been set for July 3, 2011

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $429,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-K). In January 2010, the Company filed an answer whereby we denied all allegations.

On January 3, 2011, the plaintiff filed his affidavit. A hearing date has been set for July 3, 2011.

          The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

ITEM 4. REMOVED AND RESERVED

PART II

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

          The following table shows the quarterly high and low bid prices for our Common Stock over the last completed quarter of 2010 and 2009 as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

	LOW	HIGH

Year Ended December 31, 2010
First Quarter	$0.0015	$0.0051
Second Quarter	$0.0004	$0.0018
Third Quarter	$0.0004	$0.001
Fourth Quarter	$0.0007	$0.0022

Year Ended December 31, 2009
First Quarter	$0.06	$0.005
Second Quarter	$0.00181	$0.00031
Third Quarter	$0.00938	$0.00113
Fourth Quarter	$0.0055	$0.002

As of April 7, 2011, there were 37 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

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

          We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development. Our senior and other employees have agrees to, defer, in part, salaries and benefits. As of March 31, 2011, we had 10 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2010 (the “2010 Period”) TO THE YEAR ENDED DECEMBER 31, 2009 (the “2009 Period”)

          Revenues and cost of goods sold – Revenues for the 2010 Period were $61,399 compared to $82,721 for the 2009 Period, all of which were derived from sales of the MagShoe units. Gross (loss) profit in 2010 and 2009 was $(11,099) and $14,529, respectively. In the 2010 Period, the allocation of fixed manufacturing costs to cost of goods resulted in negative gross profit.

The decrease in revenues and cost of goods sold during 2010 Period compared to the 2009 Period is primarily attributable to the design and development of two new prototypes of the MagShoe device in response to greater height requirements and networking capability requested by potential end-users. The design of the prototypes was completed in April 2010 and the first outside manufacturing of the new plastic exteriors was completed in the fourth quarter 2010.

          Research and Development - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries/fees and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $356,022 and $290,995 in the 2010 Period and 2009 Period, respectively. The increase  in research and development expenses is primarily attributable to expenses  incurred in producing prototypes of the new third generation MagShoe, containing  new product features relating to height and capability in response to the announced requirements of potential customers.

          Selling, general and administrative expenses - We incurred selling, general and administrative expenses of $1,205,778 and $1,310,676 for 2010 and 2009, respectively. These expenses primarily consist of salaries/fees and other related costs for personnel in executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. The decrease in selling, general and administrative expenses during the 2010 Period as compared to the 2009 Period is principally attributable to reduced costs for consultants as well as the reduction in management’s salaries.

   Impairment of Goodwill - Goodwill consists of the excess of cost over net assets acquired of IDO Ltd. on March 8, 2007. During the annual impairment evaluation in the fourth quarter of 2010, the results of the impairment analysis indicated the carrying value of goodwill exceeded the fair value and the Company recorded an impairment charge of $740,000 for 2010.

          Stock Based Compensation - Between June 2007 and April 2008, we granted stock options to employees and consultants. The value of these options was being amortized over the vesting periods of each grant. In May 2010, we issued 4,000,000 shares of our Common Stock to a consultant.  Stock based compensation totaled $2,400 and $ 157,319   for the years ended December 31, 2010 and 2009, respectively. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

          Interest expense - Interest expense for the 2010 period was $1,205,800 and $602,906 for the 2009 Period. Interest expense related primarily to the placement of our convertible promissory notes. Also included in interest expense for 2010 is $477,500 related to the issuance in May 2010 of 4,775 shares of  Series A Preferred Stock as consideration for the extending the terms of certain convertible debt.

           Amortizations – The amortizations are included in interest expense in the statement of operations.  Amortization for the 2010 Period was $1,058,743 and $2,482,866 for the 2009 Period. Amortization costs relate to the debt discount, beneficial conversion feature, and deferred finance costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

          Preferred Stock Dividends – In connection with our financing arrangements in 2010 we have issued a total of 7,973 shares of Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the year ended December 31, 2010, dividends and deemed dividends totaled $3,174,284 and such amount has been included in interest expense. For the year ended December 31, 2009, dividends and deemed dividends totaled $2,374,066, and of such amounts, $1,518,882 has been included in interest expense.

   Net loss attributable to common stockholders – For year ended December 31, 2010, we had a net loss of $7,779,041 as compared to a net loss of $7,258,600 for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

          We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of March 31, 2011, we had ten full time remaining employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. Nonetheless, without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2010. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

          As of December 31, 2010, we had a cash balance of $211,970 compared to $176,559 at December 31, 2009.

          Cash used in operating activities was $1,660,464 for the year ended December 31, 2010. The decrease in cash was primarily attributable to funding the loss for the period.

          Cash used in investing activities was $14,269 for the year ended December 31, 2010 attributable to the addition of property and equipment.

          Cash provided by financing activities was $1,710,144 for the year ended December 31, 2010. We received proceeds of $318,940 and $1,305,000 from the issuance of the 2010 Notes and short term notes, respectively.  We also received advances under our wholly-owned subsidiary’s line of credit totaling $47,432 and loans totaling $38,772.

          To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

  Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a “2008 Note”).  We received net proceeds of $1 million.  The 2008 Notes were originally scheduled to mature in December 2009, but were extended to December 31, 2010 and subsequently further extended to December 31, 2011.  During 2009, we repaid principal and accrued interest in the amount of $1,103,139 in the form of 1.732 billion shares of our Common Stock.  During 2010, principal in the amount of $697,950 and accrued interest totaling $321,132 was repaid in the form of 1.353 billion shares of the Company’s Common Stock.  As of December 31, 2010, approximately $3.66 million remained outstanding on the 2008 Notes.  For the period January 1, 2011 through April 7, 2011, principal in the amount of $257,411 and accrued interest totaling $307,895 was repaid in the form of 4.498 billion shares of the Company’s Common Stock.

  Between April 29, 2008 and November 25, 2008 (the “April-November 2008 Loans”), we received gross loan proceeds of $442,355 from two 2008 investors and one stockholder. All of these loans were rolled into the financing consummated in December 2008 as discussed below.

  Pursuant to an offering dated October 30, 2008 to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, before the payment of offering related fees and expenses, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Notes (“collectively the “December 2008 Notes”).  The December 2008 Notes were originally scheduled to mature on April 30, 2010, but were extended to December 31, 2010 and subsequently extended to December 31, 2011.  During 2009, we repaid principal and accrued interest in the amount of $100,115 on the December 2008 Notes in the form of 204 million shares of our Common Stock. In May 2010, principal in the amount of $58,285 and accrued interest totaling $11,375 was repaid in the form of 129 million shares of the Company’s Common Stock. As of December 31, 2010, approximately $1 million remains outstanding on the December 2008 Notes.  For the period January 1, 2011 through April 7, 2011, principal in the amount of $18,798 and accrued interest totaling $53,623 was repaid in the form of 357 million shares of the Company’s Common Stock.

  Between April 28, 2009 and December 31, 2009, we raised net proceeds of $1,432,500 from the private placement to certain holders of the December 2008 Notes of $1,432,500 in principal amount of Secured Convertible Promissory Notes (“2009 Notes”) originally due 18 months following issuance   The maturity dates of the 2009 Notes were extended to December 31, 2011.  Proceeds of these funds were used to fund our continuing operations as well as pay down amounts outstanding under a line of credit with a commercial bank in the approximate amount of $267,000 for the benefit of our subsidiary IDO Ltd. In 2010, we raised an additional net proceeds of $318,940, which included the repayment of certain accrued expenses, from the private placement to certain holders of the December 2008 Notes (the “2010Notes”). As of December 31, 2010, approximately $1.73 million remains outstanding on the 2010 Notes. In 2011, the Company raised an additional net proceeds of $105,000 from the private placement to certain holders of the December 2008 Notes (the “2011 Notes”).

   In 2010, we issued short-term notes to certain of the 2008 Investors in the principal amount of $1,305,000. The outstanding notes bore interest at the rate of 10% per annum and were due at various dates through May 2011 or the closing of a new investment In February 2011, the outstanding principal amounts and accrued interest on the these Notes were rolled into two year Secured Convertible Notes substantially identical with the “2009 and 2010 Notes” with maturity dates in August 2012.

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

  The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011.  The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

   In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

   In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on its consolidated financial statements

  Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

          The information called for by this Item 8 is included following the “Index to Consolidated Financial Statements” contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

 MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We carried out an evaluation, under the supervision and with participation of management, including our President and Acting Chief Executive Officer (who also serves as our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control - Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

          During the quarter ended December 31, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The names, ages and positions of our directors, executive officers and key employees are as follows:

Name	Age	Position
Michael Goldberg	61	President, Acting Chief Executive Officer and Director

Irit Reiner	53	Director

John Mitola	44	Director

Henry Shabbat	70	Chief Operating Officer (IDO Security Ltd.)

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

Section 16(A) Beneficial Ownership Reporting C ompliance

          Section 16(a) of the Securities Exchange Act of 1934 , as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2010, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements for the fiscal year ended December 31, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth all compensation for each of the last two fiscal years awarded to, or earned by, our Chief Executive Officer and the most highly compensated executive officer other than the Chief Executive Officer serving as such at the end of 2010 whose total compensation exceeded $100,000 for the year ended December 31, 2010.

Name and				Option
Principal				Awards	All Other
Position(s)	Year	Salary		(1)	Compensation	Total

Michael
Goldberg,	2010	$198,000	(2)	$--	$--	$198,000
President and
Acting Chief	2009	$198,000	(3)	$--	$--	$198,000
Executive
Officer
(and Principal
Financial
Officer)

Henry Shabbat,
Chief	2010	$81,000	(4)	$--	$--	$81,000
Operating
Officer of IDO	2009	$72,000	(4)	$--	$--	$72,000
Security Ltd.
1. Amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC 718 with respect to employee stock options issued during 2010 and 2009.

2. Of the amount earned, approximately $90,000 was paid and $108,000 was deferred as of December 31, 2010.  See “Michael Goldberg”, below

3. Of the amount earned, approximately $80,000 was paid and $118,000 was deferred as of December 31, 2009. See “Michael Goldberg”, below

4. Of the amount earned, approximately $72,000 was paid and $9,000 was deferred as of December 31, 2010.  See “Henry Shabbat”, below.

Employment/Consulting Agreements

          Michael Goldberg . On June 20, 2007, we entered into an employment agreement with Mr. Goldberg, which became effective as of July 2, 2007, pursuant to which Mr. Goldberg was retained as our President. The employment agreement has an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Goldberg is entitled to an annual salary of $198,000, payable monthly.  However, in order to reduce operating expenses and conserve cash, since October 2008, Mr. Goldberg has been deferring a part of his salary until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2010, such deferred amount totaled an aggregate of $315,292. Mr. Goldberg can terminate the employment agreement and the relationship thereunder at any time upon 60 days’ notice. If during the initial term the Company were to terminate the agreement for any reason other than “Just Cause” (as defined the employment agreement), then the Company is to pay to Mr. Goldberg the salary then payable under the agreement through the scheduled expiration of the initial term; if such termination for any reason other than “Just Cause” were to take place during a renewal period, then the Company is to pay to Mr. Goldberg an amount equal to three months’ salary. Under the agreement, Mr. Goldberg was awarded options to purchase 1,200,000 shares of the Company’s common stock, of which options for 525,000 shares, at a per share purchase price of $0.17, were fully vested at the time of grant and options for the remaining shares, which have vested, are exercisable at per share exercise prices ranging between $0.25 and $1.25. Mr. Goldberg has served as our Acting Chief Executive Officer since June 2006.

          Henry Shabbat . On July 1, 2007, IDO Ltd. and Henry Shabat Ltd., a company owned by Mr. Henry Shabat, entered into a Management Agreement pursuant to which Mr. Shabat is to serve as IDO Ltd.’s Chief Operating Officer. Under the management agreement, Mr. Shabat is to be paid a monthly fee of $6,000. However, in order to reduce operating expenses and conserve cash, since December, 2008] Mr. Shabbat has been deferring a part of his salary until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2010, such deferred amount totaled an aggregate of $15,000. The management agreement has an initial term of one year; thereafter, the management agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Shabat was awarded options to purchase 240,000 shares of the Company’s common stock, which options have vested. The per share exercise price range between $0.17 and $1.17. The employment agreement also includes certain customary confidentiality and non-compete provisions that prohibit the executive from competing with the Company or soliciting the Company’s employees for 12 months following the termination of his retention.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2010

           The following table sets forth information as of December 31, 2010, concerning unexercised options for the purchase of common stock held by the named executive officers.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael Goldberg	525,000	—	$0.17	6/20/14
	84,375	—	0.25	9/30/14
	84,375	—	0.42	12/30/14
	84,375	—	0.58	3/31/15
	84,375	—	0.72	6/30/15
	84,375	—	0.95	9/30/15
	84,375	—	1.08	12/30/15
	84,375	—	1.17	3/31/16
	84,375	—	1.25	6/30/16
Henry Shabat	30,000	—	$0.17	9/30/12
	30,000	—	0.25	12/31/12
	30,000	—	0.42	3/31/13
	30,000	—	0.58	6/30/13
	30,000	—	0.72	9/30/13
	30,000	—	0.95	12/31/13
	30,000	—	1.08	3/31/14
	30,000	—	1.17	6/30/14

  Compensation of Directors

           It is our policy to reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings.

The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Directors during 2010.

Name	Fees Earned (1)	Option Awards		Total
Irit Reiner	$2,476	$	----	$2,476
John Mitola	$3,000		$—	$3,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Shareholders, Directors and Executive Officers

          The following table sets forth information as of the close of business on April 7, 2011, concerning shares of our common stock beneficially owned by: (i) each director; (ii) each named executive officer; ( iii) all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

          In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 7, 2011. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 12,028,494,374 shares of common stock outstanding at April 7, 2011.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Michael Goldberg President and acting Chief Executive Officer c/o 17 State Street New York, NY	1,200,000	(1)	*
Henry Shabat Chief Operating Officer of IDO Security Ltd. c/o 17 State Street New York,, NY	240,000	(2)	*
Irit Reiner Director c/o 17 State Street New York,, NY	167,257,654	(3)	*
John Mitola Director c/o 17 State Street New York, NY	100,000	(4)	*
All directors and officers as a group (4 persons)	168,797,654		*

* Less than 1%.

(1)	Represent shares of Common stock issuable upon exercise of employee stock options.
(2)	Represent shares of Common stock issuable upon exercise of employee stock options.
(3)
Comprised of (i) 167,157,6544 shares of Common Stock held by Ms. Reiner’s husband and (ii) 100,000 shares issuable upon exercise of stock options issued to Ms. Reiner for services rendered as a director of our company. Does not include warrants to purchase an additional 200,000 shares of Common Stock issuable upon conversion of convertible debt securities and warrants held by Ms. Reiner husband. The warrants and convertible debt instruments contain provisions that prohibit the exercise of such warrants and/or conversion of the convertible debt instruments if following such exercise or conversion the aggregate holdings of such person would exceed 4.9% of the then issued and outstanding shares of our Common Stock.

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

          The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2010.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

          There have been no transactions since the beginning of our last fiscal year or any proposed transactions in which the Company was or is a party, in which the amount involved exceeded $120,000 and in which any of our directors, officers, including nominees for director, and/or holders of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

          The Board believes that John Mitola meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

          Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the fiscal years ended December 31, 2010 and 2009 are set forth below.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009

Audit Fees	$82,500	$82,500

Audit Related Fees	$3,705	$8,320

Tax Fees	$—	$—

All Other Fees	$—	$—

Total	$86,205	$90,820

          Audit Fees were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

          Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.  The fees in 2010 and 2009 related to the Company’s responses to comment letters received from the SEC.

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

3.1	Amended and Restated Certificate of Incorporation of the Company filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2007.

3.2*	Amendment to Amended and Restated Certificate of Incorporation.

3.3	Bylaws of the Company, filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2007.

3.4	Certificate of Designation of Series A Preferred Stock filed December 11, 2008, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008.

4.1	Form of Promissory Note issued to certain investors, filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008.

4.2	Form of Class A Common Stock Purchase Warrant, filed as an exhibit to the Current Report on Form 8-K filed on April 6, 2007.

4.3	Form of Warrant filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008.

4.4	Form of Promissory Note issued on July 30, 2008, filed as an exhibit to IDO’s quarterly report on Form 10-Q for the three months ended June 30, 2008.

4.5	Form of Secured Convertible Promissory Note due April 30, 2010, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008.

4.6	Form of Warrant issued as of October 31, 2008, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008.

4.7	Form of Secured Promissory Note filed as an exhibit to the Annual Report on Form 10-K for the Year ended Decemgber 31, 2010.

10.1	Form of subscription Agreement, dated as of December 24, 2007, with certain investors filed as an exhibit to IDO’s annual report on Form 10-K for the year ended December 31, 2008.

10.2	Form of Security Interest Agreement filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008.

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

10.5	Employment Agreement dated as of June 1, 2007 between IDO Security Inc. and Michael Goldberg, filed as an exhibit to the Quarterly Report on Form 10-QSB for the three months ended June 30, 2007. +

10.6	Management Agreement dated as of July 1, 2007 between IDO Security Ltd. and Henry Shabat Ltd., filed as an exhibit to the Quarterly Report on Form 10-QSB for the three months ended June 30, 2007. +

10.7	Company’s 2007 Equity Incentive plan, filed as an exhibit to the Company’s information statement filed on February 26, 2008.

10.8	Company’s 2007 Non-Employee Directors Stock option Plan, filed as an exhibit to the Company’s information statement filed on February 26, 2008.
31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 13, 2011
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL
EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Irit Reiner	Chairman, Director	April 13, 2011
Irit Reiner

/s/ Michael Goldberg	President, Acting Chief Executive Officer and Director	April 13, 2011
Michael Goldberg

/s/ John Mitola	Director	April 13, 2011
John Mitola

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IDO Security, Inc.

We have audited the accompanying consolidated balance sheets of IDO Security, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
April 13, 2011

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
ASSETS	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$211,970	$176,559
Accounts receivable	-	4,360
Inventories	288,311	62,219
Prepaid expenses and other current assets	98,595	65,613

Total current assets	598,876	308,751

Property and equipment, net	59,381	62,076
Goodwill	1,215,002	1,955,002
Deferred financing costs, net	-	4,223

Total assets	$1,873,259	$2,330,052

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,494,861	$2,265,491
Bank line of credit	53,301	-
Loans payable	38,772
Convertible promissory notes
(net of discount of $201,284 and $908,264)	6,160,224	5,724,747
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $503,210 and $2,283,422)	6,227,330	3,461,831
Loan payable, related party	44,826	44,826

Total current liabilities	16,019,314	11,496,895

NON-CURRENT LIABILITIES
Notes payable	1,305,000
Convertible promissory notes
(net of discount of $-0- and $118,651)	-	71,141
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $-0- and $165,326	-	337,201
Accrued severance pay	156,868	162,211

Total liabilities	17,481,182	12,067,448

Contingency

STOCKHOLDERS' DEFICIENCY
Preferred Stock
19,885,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
60,000,000,000 and 5,000,000,000 shares authorized, respectively;
4,997,183,991 and 1,952,917,590 issued and outstanding, respectively	4,997,184	1,982,918
Additional paid-in capital	16,719,903	17,825,655
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(37,324,679)	(29,545,638)

Total stockholders' deficiency	(15,607,923)	(9,737,396)

Total liabilities and stockholders' deficiency	$1,873,259	$2,330,052

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

Revenues	$61,399	$82,721

Cost of sales	72,498	68,192

Gross profit	(11,099)	14,529

Operating expenses
Research and development expenses	356,022	290,995
Selling, general and administrative expenses	1,205,778	1,310,676
Stock based compensation - selling, general and administrative	2,400	157,319
Impairment of goodwill	740,000	-
Inventory write-down	-	71,000

Total operating expenses	2,304,200	1,829,990

Loss from operations	(2,315,299)	(1,815,461)

Interest expense (including amortization of debt and preferred stock discount,
beneficial conversion features, dividends and deferred finance costs)	(5,438,827)	(4,604,654)
Interest income	15	19,116
Foreign currency translation	(24,930)	(2,417)

Net loss	(7,779,041)	(6,403,416)

Preferred stock dividends and deemed dividends	-	(855,184)

Net loss attributable to common stockholders	$(7,779,041)	$(7,258,600)

Basic and diluted loss per share:	$0.00	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	3,879,902,208	1,188,026,095

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Common Stock	Deferred Stock Based
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Subscribed	Compensation	Total

Balances at January 1, 2009	-	$-	$46,083,070	$46,083	$19,306,867	$(23,142,222)	$(331)	$(25)	$(55,007)	$(3,844,635)

Conversion of convertible
promissory notes and
accrued interest and fees	-	-	1,936,834,520	1,936,835	(733,581)	-	-	-	-	1,203,254
Warrants issued in connection
with debt placement	-	-	-	-	5,266	-	-	-	-	5,266
Cancellation of stock subscription	-	-	-	-	(25)	-	-	25		-
Stock based compensation	-	-	-	-	102,312	-	-	-	55,007	157,319
Preferred stock dividends	-	-	-	-	(855,184)	-	-	-	-	(855,184)
Net loss	-	-	-	-	-	(6,403,416)	-	-	-	(6,403,416)

Balances at December 31, 2009	-	-	1,982,917,590	1,982,918	17,825,655	(29,545,638)	(331)	-	-	(9,737,396)

Conversion of convertible
promissory notes and
accrued interest and fees	-	-	1,551,091,797	1,551,091	(437,349)	-	-	-	-	1,113,742
Conversion of convertible
Preferred stock			1,459,174,604	1,459,175	(667,065)					792,110
Warrants issued in connection
with debt placement	-	-	-	-	262	-	-	-	-	262
Shares issued for services			4,000,000	4,000	(1,600)					2,400
Net loss	-	-	-	-	-	(7,779,041)	-	-	-	(7,779,041)

Balances at December 31, 2010	-	$-	4,997,183,991	$4,997,184	16,719,903	$(37,324,679)	$(331)	$-	$-	$(15,607,923)

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,779,041)	$(6,403,416)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	21,187	34,483
Loss on extinguishment of debt
Amortization of note discount	4,180,365	3,841,570
Amortization of beneficial conversion feature of convertible debt	48,439	147,333
Accretion of interest on notes payable	-	24,000
Stock based compensation	2,400	157,319
Stock issued in lieu of interest and other charges	810,007	622,273
Impairment of goodwill	740,000	-
Inventory write-down	-	71,000
Interest related to note payable settlement	-	18,694
Decrease in net liability for severance pay	(5,343)	(15,994)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	4,360	(4,360)
Inventory	(226,092)	(8,511)
Prepaid expenses and other current assets	(32,982)	16,227
Accounts payable	196,907	228,919
Accrued expenses and other current liabilities	379,329	(82,897)

Net cash used in operating activities	(1,660,464)	(1,353,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(14,269)	(38,839)

Net cash used in investing activities	(14,269)	(38,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	318,940	1,332,500
Proceeds from loans payable	38,772	-
Proceeds from short-term debt	1,305,000	-
Proceeds (repayment) from bank line of credit	47,432	(155,311)

Net cash provided by financing activities	1,710,144	1,177,189

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,411	(215,010)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	176,559	391,569

CASH AND CASH EQUIVALENTS - END OF YEAR	$211,970	$176,559

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuance of common stock for the conversion of
convertible promissory notes and acrued interest	$1,113,742	$1,203,254
Issuance of common stock for the conversion of convertible preferred stock	$792,110	$-
Preferred stock dividends and deemed dividends	$-	$855,184

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

IDO conducts its principal design and production operations in Israel and revenues are derived principally from shipments to customers in the United States as well as Asian and European countries.

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2010, the Company had not achieved profitable operations, had accumulated losses of $37.3 million (since inception), a working capital deficiency of $15.4 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities. From December 2007 through January 2011, the Company received net proceeds of approximately $5 million from the proceeds of the private placement to certain accredited investors of its 10% Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans. See Notes 6 and 7 below.

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

Concentrations - Revenue
For the year ended December 31, 2010, 39% and 25% of the Company’s revenue was derived from shipments to China and the United States, respectively.  For the year ended December 31, 2009, 50% of the Company’s revenue was derived from shipments to the United States.

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

In 2009, the Company wrote down inventory by $71,000 for items that it does not expect to utilize. Management does not anticipate that these identified items will be used in manufacturing the Company’s products. In accordance with FASB ASC 330, “Inventory”, this reduction of inventory has been segregated from cost of goods sold and included in operating expenses

Inventories at December 31, 2010 consisted of components totaling $81,972 and partially completed and completed devices totaling $206,339.   Inventories at December 31, 2009 consisted of partially completed and completed devices totaling $62,219.

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

Goodwill
Goodwill consists of the excess of cost over net assets acquired of IDO Ltd. on March 8, 2007. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.   The Company tests goodwill for impairment using a market based model.  The Company performs annual impairment testing on a recurring basis in the last quarter of each year. Impairments, if any, will be expensed in the year incurred.  During the annual impairment evaluation in the fourth quarter of 2010, the results of the impairment analysis indicated the carrying value of goodwill exceeded the fair value. Therefore the Company recorded an impairment charge of $740,000.  The Company did not record an impairment in 2009

Research and Development
Costs incurred in connection with the research and development of the Company’s products is expensed as incurred.

Advertising and Marketing
The Company recognizes advertising and marketing expenses in the period incurred.  Advertising amounted to $48,411 and $37,427 for the years ended December 31, 2010 and 2009.

Severance Pay
The Company’s subsidiary liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof (on a pro-rata basis). Such liability in Israel is fully provided by monthly deposits in accordance with insurance policies and by an accrual. The deposited funds include profits accumulated through December 31, 2010. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	December 31
	2010	2009
Warrants	26,235,421	24,109,154
Convertible notes	47,517,560	48,424,187
Stock options	3,490,000	3,490,000
Convertible preferred stock	52,135,093	44,523,473

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

The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011.  The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on its consolidated financial statements

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management has reviewed subsequent events through the date of the filing.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2010 and 2009:

	2010	2009
Accounts payable	$573,607	$483,484
Accrued registration penalty (see Note 7)	516,137	516,137
Accrued interest	815,630	439,827
Accrued dividends	1,089,724	430,721
Accrued compensation costs	368,735	257,220
Accrued professional fees	66,504	66,504
Accrued other	64,524	71,598

	$3,494,861	$2,265,491

NOTE 4 – BANK LINE OF CREDIT

In March 2010, IDO Ltd., the Company’s Israel-based subsidiary, was provided with a loan from a commercial bank in the amount of approximately $270,000. The loan was repaid on September 2010. The loan was guaranteed by a stockholder of the Company.  Interest on the outstanding amount accrued monthly at the rate of 1.9% per annum. The Company was also required to pay a fee to the guarantor of 1% of the loan amount per month, plus bank charges.

IDO Ltd.  currently has overdraft privileges from this bank.  The terms include the following:

1.	An annual interest rate of 9.3% for amounts not in excess of approximately $200,000.
2.	An annual interest rate of 12.55% for amounts in excess of approximately $200,000 but not to exceed $250,000.
3.	The overdrafts are secured by the assets of IDO Ltd.

NOTE 5 – LOANS PAYABLE

IDO Ltd. received non-interest bearing advances from a 2008 Investor. The advances are due on demand. At December 31, 2010, the Company owed $38,772.

NOTE 6 – NOTES PAYABLE

In 2010, the Company issued notes to several of the 2008 Investors in the aggregate principal amount of $1,305,000. The notes bear interest at the rate of 10% per annum and were originally due at the earlier of various dates through May 2011 or the closing of a new investment.

In January 2011, the Company issued short-term notes to a 2008 Investor in the aggregate principal amount of $83,334. The outstanding notes bear interest at the rate of 10% per annum and were originally due at the earlier of June 2011 or the closing of a new investment.

In February 2011, the Company issued new notes totaling $1,456,880 refinancing the principal of the notes previously issued as well as the unpaid accrued interest.  The notes mature in August 2012.  The Company also issued 36,422 shares of its Series A Preferred Stock and 9,712,533 warrants to purchase in the aggregate up to 9,712,533 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance.

The new notes have all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 7(ii) below.

At December 31, 2010, notes payable totaled $1,305,000.  As a result of the refinancing, the notes payable were classified as non-current liabilities.

NOTE 7 - PRIVATE PLACEMENT OF CONVERTIBLE SECURITIES

Convertible promissory notes consist of the following:

	December 31,
	2010		2009
2008 Notes - secured and convertible - interest at 10% - see (i) below		$3,665,001	$4,362,954

December 2008 Notes - secured and convertible – interest at 10% - see (ii) below		970,063	1,028,349

2009 - 2011 Notes - secured and convertible - interest at 10% - see (iii) below		1,726,440	1,432,500

Total		6,361,504	6,823,803

Less: Discount		(201,283)	(1,027,915)
		6,160,221	5,795,888
Less Current Portion		(6,160,221)	(5,724,747)

Total	$	-------	$71,141

The maturities on all of the Notes are December 31, 2011.

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

The 2008 Notes were originally convertible into shares of Common Stock at the holder’s option at any time at an initial conversion price of $1.00 per share (the “Fixed Conversion Price”), subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the 2008 Notes accrues at the rate of 10% per annum and is payable upon a required monthly repayment or upon maturity, whichever occurs first, and will continue to accrue until the 2008 Notes are fully converted and/or paid in full

Commencing on the fourth month anniversary of the issuance of the 2008 Notes and on the same day of each month thereafter until the principal amount of the 2008 Notes has been paid in full, the Company was required to prepay 5% of the aggregate principal amount of the 2008 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date (each such date, a “Scheduled Payment Date”).

The 2008 Notes, originally scheduled to mature in December 2009 and extended to December 31, 2010, were further extended in January 2011 to December 31, 2011. All but one holder agreed to the extension and also agreed to waive all then existing defaults, The sole non-consenting investor’s note was paid out in accordance with its terms in shares of the Company’s Common Stock.  In consideration of the extension of the maturity dates, the Company agreed to issue shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors.

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

The Company accounted for the modification of the 2008 Notes, as described above, as an extinguishment of debt. The Company deemed the terms of the amendment to be substantially different and treated the Convertible Promissory Notes as extinguished and exchanged for new notes. As such, it was necessary to reflect the Convertible Promissory Notes at fair market value and record a loss on extinguishment of debt in 2008.

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

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At December 31, 2010, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

In 2010, principal in the amount of $697,950 and accrued interest totaling $321,132 was repaid in the form of 1.353 billion shares of the Company’s Common Stock.  For the period January 1, 2011 through April 7, 2011, principal in the amount of $257,411 and accrued interest totaling $307,395 was repaid in the form of 4.498 billion shares of the Company’s Common Stock.

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

The December 2008 Notes were scheduled to mature on April 30, 2010. However, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010. In consideration of the extension, on May 4, 2010, the Company issued 745 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors. With respect to the remaining 28% of the principal amount of the December 2008 Notes who did not agree to the extension of the maturity date, the Company issued 129 million shares of the Company’s Common Stock, in full satisfaction of principal and accrued interest of $69,660.   In January 2011, the holders agreed to a further extension of the maturity dates to December 31, 2011 and a waiver of all existing defaults.. In consideration of the extension of the maturity dates, the Company agreed to issue shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors.

In 2010, principal in the amount of $58,285 and accrued interest totaling $11,375 was repaid in the form of 129 million shares of the Company’s Common Stock.  For the period January 1, 2011 through April 7, 2011, principal in the amount of $18,798 and accrued interest totaling $53,623 was repaid in the form of 357 million shares of the Company’s Common Stock.

Until the increase in the number of authorized and unissued shares of Common Stock became effective as of December 23, 2010, the Company did not have a sufficient number of shares of common stock available to honor any conversions of the December 2008 Notes after July 21, 2010.   See Note 8 – Capital Transactions – Derivative Liabilities.

(iii) 2009 - 2011 Notes and Series A Convertible Preferred Stock

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

In January 2010, March 2010 and May  2010, the Company raised net proceeds of $318,940, which included the repayment of certain accrued expenses, from the private placement to certain holders of the December 2008 Notes (the “2010 Notes”). The Company issued $318,940 in principal amount of 2010 Notes and 7,974 shares of Series A Preferred Stock. Commencing on the six month anniversary date of the 2010 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2010 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2010 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investment, the Company issued to the holders of the 2009 and 2010 Notes, warrants to purchase in the aggregate up to 2,126,266 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

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

In May 2010, principal in the amount of $25,000 was repaid in the form of 69 million shares of the Company’s Common Stock.

Until the increase in the number of authorized and unissued shares of Common Stock became effective as of December 23, 2010, the Company did not have a sufficient number of shares of common stock available to honor any conversions of the December 2008 Notes after July 21, 2010.   See Note 8 – Capital Transactions – Derivative Liabilities.

In January 2011, all but one holder of the 2009 Notes and the holders of the 2010 Notes extended the maturity dates of the Notes to December 31, 2011 and waived all existing defaults. In consideration of the extension of the maturity dates, the Company agreed to issue shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2009 Notes and 2010 Notes then held by such investors. The 2009 Note in the principal amount of $75,000 held by the sole non-consenting holder remains outstanding as a result of the conversion cap.

In March 2011, the Company raised net proceeds of $105,000 from the private placement to one holder of the December 2008 Notes (the “2011 Notes”). The Company issued $105,000 in principal amount of 2011 Notes and 2,625 shares of Series A Preferred Stock. Commencing on the six month anniversary date of the 2011 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2011 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2011 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investment, the Company issued to the holder of the 2011 Notes, warrants to purchase in the aggregate up to 699,999 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Authorized Shares

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

On November 10, 2010, a majority of the Company’s stockholders authorized, at the recommendation of the Company’s Board of Directors, an increase the number of shares of Common Stock to 60,000,000,000. The increase became effective on December 23, 2010.

Stock Issuances

Common Stock

At various times in 2010 and 2009, a total of 1.551 billion and 1.937 billion shares of Common Stock, respectively, were issued in connection with the conversion of principal and accrued interest on convertible securities.  See Note 7.

In 2010, the Company issued 1.459 billion shares of Common Stock upon the conversion of 7,921 shares of  Convertible Preferred Stock.

In May 2010, the Company issued 4,000,000 shares of its Common Stock as compensation to a consultant

From January 1, 2011 to April 7, 2011, principal and accrued interest of Notes totaling $637,228 was repaid in the form of 4.855 billion shares of the Company’s Common Stock.  From January 1, 2011 to April 7, 2011, 5,770 shares of Series A Preferred Stock and accrued dividends totaling $38,363 were converted into 2.176 billion shares of the Company’s Common Stock.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State.   In March 2010, the Company’s certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock to 115,000 shares.   At December 31, 2010 and 2009, 67,305 and 62,478 shares, respectively, of Series A Preferred Stock were issued and outstanding.

In April 2009 through December 2009, in connection with the issuance of the 2009 Notes more fully discussed above in Note 7(iii), the Company issued 35,814 shares of Series A Preferred Stock.

From January  2010 through May 2010, in connection with the issuance of the 2010 Notes more fully discussed above in Note 7(iii), the Company issued 12,749 shares of Series A Preferred Stock.

For financial reporting purposes, the Company recorded a discount to reflect the difference between the stated value of the shares issued and the fair value of the shares issued. The discount is being amortized to the redemption dates unless converted earlier.

In July 2010, 7,921 shares of Series A Preferred Stock were converted into 1.459 billion shares of Common Stock.

As discussed in Note 7(i), the 2008 Notes matured on December 31, 2009 without being paid out in accordance with the terms of the Notes. In March 2010, certain holders of the 2008 Notes extended the maturity date of the 2008 Notes to December 31, 2010. In consideration of these actions, on May 4, 2010, the Company issued 4,030 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors.

As discussed in Note 7(ii), in March 2010, certain holders of the December 2008 Notes extended the maturity dates of the December 2008 Notes to December 31, 2010. In consideration of the extension, on May 4, 2010, the Company issued 745 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors.

As discussed in Note 7, in January 2011, substantially all of the holders of the 2008 Notes, the December 2008 Notes, and the 2009 and 2010 Notes extended the maturity dates of all of the notes to December 31, 2011. In consideration of the extensions, the Company obligated itself to issue shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the Notes then held by such investors.

In February 2011, in connection with the issuance of notes payable, the Company issued 36,422 shares of its Series A Preferred Stock.  See Note 6.   In March 2011, in connection with the issuance of the 2011 Notes as more fully discussed above in Note 7(iii), the Company issued 2,625 shares of Series A Preferred Stock.

From January 1, 2011 to April 7, 2011, 5,770 shares of Series A Preferred Stock and accrued dividends totaling $38,363 were converted into 2.176 billion shares of the Company’s Common Stock.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the years ended December 31, 2010 and 2009, the Company declared dividends totaling $659,003 and $386,160, respectively. At December 31, 2010 and 2009, dividends payable total $1,089,724 and $430,721, respectively, and are included in accounts payable and accrued liabilities.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at the election of the Company, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred Stock was not classified as permanent equity. The maturities on the Series A Preferred Stock are $5,234,619 past due that were payable in 2010 and $1,495,921 payable in 2011.

Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions will now be classified as part of interest expense and will no longer be classified as preferred stock dividends and deemed dividends.  For the years ended December 31, 2010 and 2009, dividends and deemed dividends totaled $3,174,284 and $2,374,066, respectively, and such amount has been included in interest expense.   Of such amounts in 2009, $1,518,882 has been included in interest expense and $855,124 have been reflected as preferred stock dividends and deemed dividends.

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

The Company issued warrants, Series A Preferred Stock and Notes under various private placements.  As of July 21, 2010, due to the various issuances, the Company did not have enough available shares of authorized Common Stock to issue to the various security holders had all of the convertible securities been converted and/or exercised.  As a result, the value of the warrants have to be recognized as a liability.  In addition, the Company evaluated the conversion terms of the Notes and Series A Preferred Stock to determine if such terms gave rise to embedded derivatives that would need to be accounted for separately.   The Company determined that the lack of authorized shares (prior to the effectiveness of the increase) to satisfy the conversion requirements if all of the securities were converted resulted in the conversion features being embedded derivatives that must be bifurcated and recorded as derivative liabilities. In addition, the Company would be required to revalue the derivative liabilities at the end of each reporting period with the change in value reported on the statement of operations.  The Company did not account for the derivative liabilities in its financial statements as it was determined to not be material. On November 10, 2010, a majority of the Company’s stockholders authorized, at the recommendation of the Company’s Board of Directors, an increase the number of shares of Common Stock to 60,000,000,000. The increase became effective as of December 23, 2010.

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

Option activity for 2010 and 2009 is summarized as follows:

	Options	Weighted Average Exercise Price

Options outstanding, January 1, 2009	3,490,000	$1.73

Granted	-	-
Forfeited	-	-

Options outstanding, December 31, 2009	3,490,000	1.73
Granted	-	-
Forfeited	-	-

Options outstanding, December 31, 2010	3,490,000	$1.73

Aggregate intrinsic value	$-

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at December 31, 2010:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.167 - $0.25	1,006,875	4.24	$0.19	1,006,875	$0.19
$0.417 - $0.583	566,250	4.07	0.50	566,250	0.50
$0.717 - $1.083	699,375	3.32	0.95	699,375	0.95
$1.167 - $1.250	217,500	4.02	1.20	217,500	1.20
$2.50 - $3.50	500,000	2.67	3.00	500,000	3.00
$5.00 - $7.50	500,000	2.67	6.25	250,000	6.25

$0.167-$7.50	3,490,000	3.57	$1.73	3,490,000	$1.73

There were no option grants in 2009 or 2010

The Company recognized stock compensation expense of $2,400 and $157,319 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was no unrecognized compensation cost related to nonvested options granted.

Warrants

A summary of the warrants outstanding at December 31, 2010 is as follows:

Warrants	Exercise Price	Expiration Date
25,272,015	$0.25	2012-2015
963,406	1.67	2012

26,235,421

NOTE 9 - INCOME TAXES
Components of loss before income taxes for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
United States	$(6,359,449)	$(5,134,420
Israel	(1,419,592)	(1,268,996)

Total	$(7,779,041)	$(6,403,416)

At December 31, 2010, the Company had available approximately $5 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2024 through 2030.  The Company has foreign net operating loss carryforwards of $5 million with no expiration date.

Significant components of the Company’s deferred tax assets at December 31, 2010 and 2009 are as follows:

	2010	2009
Net operating loss carryforwards	$2,961,528	$2,495,822
Stock based compensation	1,963,737	1,963,737
Accrued expenses	383,496	349,185

Total deferred tax assets	5,308,761	4,808,744
Valuation allowance	(5,308,761)	(4,808,744)

Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the above stated items.

At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2010 and 2009, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

IDO Inc. has not filed its U.S. federal returns since its inception.  Due to recurring losses, management believes that once such returns are filed, the Company would not incur an income tax liability. By statute, as IDO Inc. has not filed its federal returns, all such years remain open to examination by the major taxing jurisdictions to which it is subject.

IDO Ltd. has filed its Israeli income tax returns through 2008.  IDO Ltd. is scheduled to file its 2009 return in April 2011.  By statute, the Israeli income tax returns of IDO Ltd. for the years 2007 through 2010 remain open to examination.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company received working capital loans from certain non-management affiliated stockholders of IDO Ltd.  Amounts owed on the loans aggregated to $44,826 at both December 31, 2010 and 2009.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 20, 2007, the Board of Directors of the Company appointed Michael Goldberg, the Company’s acting Chief Executive Officer since July 2006, to the position of President. Mr. Goldberg’s appointment became effective on July 2, 2007. In connection with his appointment as President, the Company and Mr. Goldberg entered into an employment agreement pursuant to which Mr. Goldberg is paid an annual salary of $198,000, payable monthly. However, in order to reduce operating expenses and conserve cash, since October 2008, Mr. Goldberg has been deferring a part of his salary and, as of December 31, 2010 and 2009, such deferred amounts totaled an aggregate of $315,292 and $214,375, respectively. The employment agreement had an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. As no such notice has been furnished, the agreement continues in effect. Mr. Goldberg can terminate the employment agreement and the relationship there under at any time upon 60 days’ notice.

On July 1, 2007, Mr. Henry Shabat was appointed Chief Operating Officer of IDO Ltd. In connection with Mr. Shabat’s retention as IDO Ltd.’s Chief Operating Officer, on July 1, 2007, IDO Ltd. and Henry Shabat Ltd., a company owned by Mr. Henry Shabat, entered into a management agreement pursuant to which Mr. Shabat is to serve as IDO Ltd.’s Chief Operating Officer. Under the management agreement, Mr. Shabat is to be paid a monthly fee of $6,000. However, in order to reduce operating expenses and conserve cash, since December 2008, Mr. Shabbat has been deferring a part of his salary and, as of December 31, 2010, such deferred amount totaled an aggregate of $15,000. The management agreement had an initial term of one year; thereafter, the management agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Shabat was awarded options to purchase 240,000 shares of the Company’s common stock, which were scheduled to vest in equal installments of 30,000 shares at the end of each 90 day period following the execution of the management agreement. All of the options granted are vested as of June 30, 2009.  The per share exercise prices range between $0.17 and $1.67.

Operating Leases

The Company signed various operating lease agreements. At the end of 2008, IDO Ltd. signed a new rental lease for a one-year period.  At the end of the period, the Company did not send notification regarding vacating the premises and the agreement was automatically renewed.  In March 2008, the Company signed an operating lease for vehicles for a period of 36 months. Aggregate rent expenses amounted to approximately $31,000 and $19,000 for the years ended December 31, 2010 and 2009, respectively.

Lawsuits

(i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $393,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-K) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

On January 3, 2011, the former officer filed an answer. A hearing date has been set for July 3, 2011

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $429,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-K). In January 2010, the Company filed an answer whereby we denied all allegations.

On January 3, 2011, the plaintiff filed his affidavit. A hearing date has been set for July 3, 2011.

The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.