Form 10-Q
period 2011-03-31
IDO Security Inc.
filed 2011-05-23
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2011; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 20, 2011, there were 14,240,744,427 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets March 31, 2011 (Unaudited) and December 31, 2010 (Audited)	2
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4	Controls and Procedures	15

SIGNATURES	18

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$103,120	$211,970
Accounts receivable	-	-
Inventories	289,232	288,311
Prepaid expenses and other current assets	54,506	98,595

Total current assets	446,858	598,876

Property and equipment, net	56,200	59,381
Goodwill	1,215,002	1,215,002

Total assets	$1,718,060	$1,873,259

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,130,288	$3,494,861
Bank line of credit	28,803	53,301
Loans payable	40,016	38,772
Convertible promissory notes
(net of discount of $743,681 and $201,284)	6,411,204	6,160,224
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $1,859,881 and $503,210)	6,933,684	6,227,330
Loan payable, related party	44,826	44,826

Total current liabilities	17,588,821	16,019,314

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $348,573 and $-0-)	181,221	-
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $870,750 and $-0-)	452,689	-
Accrued severance pay	157,300	156,868
Notes payable	-	1,305,000

Total liabilities	18,380,031	17,481,182

Contingencies

STOCKHOLDERS' DEFICIENCY
Preferred Stock
19,885,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
60,000,000,000 and 5,000,000,000 shares authorized, respectively;
10,584,717,198 and 4,997,183,991 issued and outstanding, respectively	10,584,717	4,997,184
Additional paid-in capital	12,250,220	16,719,903
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(39,496,577)	(37,324,679)

Total stockholders' deficiency	(16,661,971)	(15,607,923)

Total liabilities and stockholders' deficiency	$1,718,060	$1,873,259

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Revenues	$19,161	$-

Cost of sales	24,095	-

Gross profit	(4,934)	-

Operating expenses
Research and development expenses	53,992	163,549
Selling, general and administrative expenses	266,420	343,140

Total operating expenses	320,412	506,689

Loss from operations	(325,346)	(506,689)

Interest expense (including amortization of debt and preferred stock discount, beneficial conversion features, dividends and deferred finance costs)	(1,840,386)	(1,515,516)
Interest income	-	10
Foreign currency translation	(6,166)	5,961

Net loss	$(2,171,898)	$(2,016,234)

Basic and diluted loss per share:	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	6,572,059,593	2,007,115,256

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,171,898)	$(2,016,234)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,181	8,237
Amortization of note discount	991,813	1,256,924
Amortization of beneficial conversion feature of convertible debt	-	36,329
Intrerest and exhange rate differences	1,244	-
Stock issued in lieu of interest and other charges	377,308	112,642
Decrease in net liability for severance pay	432	(6,876)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Inventory	(921)	-
Prepaid expenses and other current assets	44,089	(17,730)
Accounts payable	835	40,833
Accrued expenses and other current liabilities	481,231	68,444

Net cash used in operating activities	(272,686)	(517,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(3,142)

Net cash used in investing activities	-	(3,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	188,334	100,940
Proceeds from short-term debt	-	200,000
Proceeds (repayment) from bank line of credit	(24,498)	263,455

Net cash provided by financing activities	163,836	564,395

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(108,850)	43,822

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	211,970	176,559

CASH AND CASH EQUIVALENTS - END OF PERIOD	$103,120	$220,381

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuance of common stock for the conversion of
convertible promissory notes and acrued interest	$562,228	$452,565
Issuance of common stock for the conversion of
convertible preferred stock and accrued dividends	$555,478	$122,994

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2011, the Company had not achieved profitable operations, had accumulated losses of $39.5 million (since inception), a working capital deficiency of $17.1 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company adopted Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method.  The adoption of the provisions of ASU 2009-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On January 1, 2011, the Company adopted Accounting Standards Update 2010-17 (ASU 2010-17), " Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of the provisions of ASU 2010-17did not have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Financial Accounting Standards Board (“FASB”) amended ASC 350, “Intangibles — Goodwill and Other,” with Accounting Standards Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update requires that step 2 of the goodwill impairment test (i.e., measurement and recognition of an impairment loss) be performed if a reporting unit has a carrying value equal to or less than zero and qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010. The Company’s annual goodwill impairment test is conducted in the fourth quarter. The Company does not expect the effects of adoption to have a material effect on the financial position, results of operations or cash flows of the Company.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	March 31,
	2011	2010
Warrants	36,647,953	24,782,047
Convertible notes	55,336,740	47,372,707
Stock options	3,490,000	3,490,000
Convertible preferred stock	76,080,633	46,412,880

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

Inventories at March 31, 2011 and December 31, 2010 consisted of components totaling $77,709 and $81,972, and partially completed and completed devices totaling $211,523 and $206,339, respectively.

NOTE 6 – BANK LINE OF CREDIT

IDO Ltd.  currently has overdraft privileges from its commercial bank.  The terms include the following:

1.	An annual interest rate of 9.3% for amounts not in excess of approximately $200,000.

2.	An annual interest rate of 12.55% for amounts in excess of approximately $200,000 but not to exceed $250,000.

3.	The overdrafts are secured by the assets of IDO Ltd.

NOTE 7 – LOANS PAYABLE

IDO Ltd. received non-interest bearing advances from a 2008 Investor (as defined in Note 9(i) below). The advances are due on demand. At March 31, 2011 and December 31, 2010, the Company owed $40,016 and $38,772, respectively.

NOTE 8 – NOTES PAYABLE

In 2010, the Company issued notes to several of the 2008 Investors in the aggregate principal amount of $1,305,000. The notes bore interest at the rate of 10% per annum and were originally due at the earlier of various dates through May 2011 or the closing of a new investment.

In January 2011, the Company issued short-term notes to a 2008 Investor in the aggregate principal amount of $83,334. The outstanding notes bore interest at the rate of 10% per annum and were originally due at the earlier of June 2011 or closing of a new investment.

In February 2011, the Company issued new notes totaling $1,456,880 (2011 Notes – see Note 9) refinancing the principal of the notes previously issued as well as the unpaid accrued interest.  See Note 9(iii) for a full discussion.

At March 31, 2011 and December 31, 2010, notes payable totaled $0 and $1,305,000, respectively.  As a result of the refinancing, the notes payable were classified as non-current liabilities at December 31, 2010.

NOTE 9 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	March 31, December 31,
	2011	2010
	(Unaudited)
2008 Notes - secured and convertible - interest at 10% - see (i) below	$3,445,090		$3,665,001

December 2008 Notes - secured and convertible – interest at 10% - see (ii) below	951,265		970,063

2009 - 2011 Notes - secured and convertible - interest at 10% - see (iii) below	3,288,324		1,726,440

Total	7,684,679		6,361,504

Less: Discount	(1,092,254)		(201,283)
	6,592,425		6,160,221
Less: Current Portion	(6,411,204)		(6,160,221)

Total	$181,221	$	-------

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

The 2008 Notes, originally scheduled to mature in December 2009 and extended to December 31, 2010, were further extended in January 2011 to December 31, 2011 and a waiver of all existing defaults.  All but one holder agreed to the extension and also agreed to waive all then existing defaults, The sole non-consenting investor’s note was paid out in accordance with its terms in shares of the Company’s Common Stock.  In consideration of the extension of the maturity dates, on May 10, 2011, the Company issued shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors.

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

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At March 31, 2011, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. However, the pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

For the three months ended March 31, 2011, principal in the amount of $219,911 and accrued interest totaling $269,895 was repaid in the form of 3.498 billion shares of the Company’s Common Stock.  For the period April 1, 2011 through May 11, 2011, principal in the amount of $98,389 and accrued interest totaling $141,133 was repaid in the form of 3.193 billion shares of the Company’s Common Stock.

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

The December 2008 Notes were scheduled to mature on April 30, 2010. However, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010. In consideration of the extension, on May 4, 2010, the Company issued 745 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors. With respect to the remaining 28% of the principal amount of the December 2008 Notes who did not agree to the extension of the maturity date, the Company issued 129 million shares of the Company’s Common Stock, in full satisfaction of principal and accrued interest of $69,660.   In January 2011, the holders agreed to a further extension of the maturity dates to December 31, 2011 and a waiver of all existing defaults. In consideration of the extension of the maturity dates, on May 10, 2011, the issued shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors.

For the three months ended March 31, 2011, principal in the amount of $18,798 and accrued interest totaling $53,623 was repaid in the form of 357 million shares of the Company’s Common Stock.  For the period April 1, 2011 through May 11, 2011, principal in the amount of $2,083 and accrued interest totaling $150 was repaid in the form of 18 million shares of the Company’s Common Stock.

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

In connection with such investment, the Company issued to the holders of the 2010 Notes, warrants to purchase in the aggregate up to 2,126,266 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

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

For the three months ended March 31, 2011 and through May 11, 2011, no payments of principal or accrued interest were made.

In January 2011, all but one holder of the 2009 Notes and the holders of the 2010 Notes extended the maturity dates of the Notes to December 31, 2011 and waived all existing defaults. In consideration of the extension of the maturity dates, on May 10, 2011, the Company issued shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2009 Notes and 2010 Notes then held by such investors. The 2009 Note in the principal amount of $75,000 held by the sole non-consenting holder remains outstanding as a result of the conversion cap.

For the three months ended March 31, 2011, the Company raised $1,561,880 which includes $1,456,880 of rolled over notes payable and accrued interest in addition to $105,000 of new invested capital, from four holders of the December 2008 Notes (the “2011 Notes”). The Company issued $1,561,880 in principal amount of 2011 Notes and 39,047 shares of Series A Preferred Stock. Commencing on the six month anniversary date of the 2011 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2011 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2011 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investment, the Company issued to the holder of the 2011 Notes, warrants to purchase in the aggregate up to 10,412,532 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

NOTE 10 - CAPITAL TRANSACTIONS

Common Stock Issuances

For the three months ended March 31, 2011, principal and accrued interest of Notes totaling $562,228 was repaid in the form of 3.855 billion shares of the Company’s Common Stock.  For the period April 1, 2011 to May 11, 2011, principal and accrued interest of Notes totaling $241,756 was repaid in the form of 3.212 billion shares of the Company’s Common Stock.  See Note 9.

For the three months ended March 31, 2011, the Company issued 1.657 billion shares of Common Stock upon the conversion of 5,182 shares of Convertible Preferred Stock, and 75 million shares for $37,245 of accrued dividends.  For the period April 1, 2011 to May 11, 2011, 588 shares of Series A Preferred Stock were converted into 436 million shares of Common Stock and 8 million shares of common stock were issued as payment of accrued dividends of $1,118.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State.   In May 2011, the Company’s certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock from 115,000 shares to 200,000 shares.   At March 31, 2011 and December 31, 2010, 101,170 and 67,305 shares, respectively, of Series A Preferred Stock were issued and outstanding.

As more fully discussed in Note 9, the Company issued various shares of Series A Preferred Stock in connection with the issuances of Notes. For financial reporting purposes, the Company recorded a discount to reflect the difference between the stated value of the shares issued and the fair value of the shares issued. The discount is being amortized to the redemption dates unless converted earlier.

As discussed in Note 9, in January 2011, substantially all of the holders of the 2008 Notes, the December 2008 Notes, and the 2009 and 2010 Notes extended the maturity dates of all of the notes to December 31, 2011. In consideration of the extensions, the Company obligated itself to issue shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the Notes then held by such investors.  For the period January 1, 2011 to May 11, 2011, 6,229 shares of Series A Preferred Stock were issued.

In January and February 2011, in connection with the issuance of notes payable, the Company issued 39,047 shares of its Series A Preferred Stock.  See Note 9.

For the three months ended March 31, 2011, 5,182 shares of Series A Preferred Stock totaling $518,233 and accrued dividends totaling $37,245 were converted into 1.732 billion shares of the Company’s Common Stock.  For the period April 1, 2011 to May 11, 2011, 588 shares of Series A Preferred Stock totaling $58,792 and accrued dividends totaling $1,118 were converted into 444 million shares of the Company’s Common Stock.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the three months ended March 31, 2011 and 2010, the Company declared dividends totaling $205,363 and $156,204, respectively. At March 31, 2011 and December 31, 2010, dividends payable total $1,295,088 and $1,089,724, respectively, and are included in accounts payable and accrued liabilities.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at the election of the Company, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred Stock was not classified as permanent equity. The maturities on the Series A Preferred Stock are $4,721,739 past due that were payable in 2010, $3,117,526 payable in 2011 and $2,277,742 payable in 2012.

Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions will now be classified as part of interest expense and will no longer be classified as preferred stock dividends and deemed dividends.  For the three months ended March 31, 2011 and 2010, dividends and deemed dividends totaled $767,113 and $942,440, respectively, and such amount has been included in interest expense.

NOTE 11 – CONTINGENCIES

Lawsuits

In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $384,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

On January 3, 2011, the former officer filed an answer. A hearing date has been set for July 3, 2011.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $419,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

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

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC, including the risk factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

In October 2010, we entered into a distribution arrangement with JEI, Inc. a California based company with an extensive history of selling state of the art audio recording devices , a vital security apparatus, to the Federal, State and local governments throughout the United States. As part of that arrangement, JEI has submitted the MagShoe to the U.S. General Services Administration ( GSA ) for approval and ultimate sale to the various Federal Agencies. Of course no guarantee can be provided that the MagShoe will be approved by the GSA and, even if approved, that ultimately, will be sold to the agencies. We are currently intensifying our efforts to identify and team up appropriate collaborators in the coming months with a view toward enabling us to bring the MagShoe to our various core markets in the United States and  throughout the world while also beginning the process of seeking other state of the art security devices to put through our distribution system to increase the awareness of IDO as a seller and supplier of security devices.

          We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development. Our senior and other employees have agrees to, defer, in part, salaries and benefits. As of May 15, 2011, we had 10 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have designed and developed a security screening device containing proprietary and patented technology known as the MagShoe™. The MagShoe™ creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear, as well as next to or above the ankles. The proprietary software included in the MagShoe™ provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe™ obviates the need to remove the footwear being inspected. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe™ device has been designed to be portable and to integrate into and complement current security screening arrays and systems.

 The MagShoe™ has been deployed and is in operation in various countries including Israel, China, Spain, Poland, The Czech Republic, Australia, the Philippines and Germany.  Subject to raising additional capital, we expect to actively pursue certain Requests for Proposals (RFP)and Requests for Information (RFI) for footwear scanners that we are beginning to receive from sources in various countries.   We believe that these RFPs further validate the need for a footwear scanning device similar to the MagShoe™. In addition, in January 2006, the MagShoe™ was approved for use by the Department for Transport in the United Kingdom, after field trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems. In December of 2008, we received our certification from the Underwriter’s Laboratory (UL) in the United States, which signifies that the MagShoe™ is safe for sale in the United States.

In July 2009, we introduced a Network Management Control System (NMC-3), facilitating secure, centralized management of multiple MagShoe™ devices across one or more facilities. The NMC-3 system remotely manages up to 300 MagShoe™ devices simultaneously from a single site via a secure Ethernet connection, while still allowing each device to be operated individually. This provides an accurate and up-to-date view of the entire system state, offering immediate status and oversight relating activity on all installed units, as well as personnel and usage statistics. NMC-3 collects measurement information across the network and stores it in a central database, offering a range of data analysis tools for users to evaluate unit performance over a given time period, up to a full year. The resulting reports can be exported in Microsoft Excel-compatible format for simple viewing and assessment. In August 2009, the Transportation Security Administration announced that its goal is to put out an RFP during the next calendar year and to test and evaluate technologies in order to decide on a procurement plan. We plan to follow this procedure closely and to attempt to demonstrate the technological advances made by the current MagShoe™ in metal and non ferrous metal weapons detection in addition to our record keeping capabilities and cost saving measures.

In September 2009, IDO demonstrated MagShoe™ to a delegate of U.S.A. and Canadian airport executives. In December of 2009, we entered into a partnership with Lotan security, an Israeli company specializing in security solutions for India and the Far East. This was followed with another joint marketing agreement with SJ Security of Switzerland. IDO is working diligently to establish sales through the efforts of its growing distributor network. Additionally, in December 2009, we were granted our second patent and our first from the State of Israel. In first quarter of 2010, we completed two new molds which were necessitated by new height and performance criteria for shoe scanners. We are now able to produce new generation MagShoes™ at greater performance levels than before.

Subject to raising the needed funds, our goal is to incorporate our shoes-on weapons metal detection proprietary technology as a complementary technology to the existing walk through metal detectors (WTMD), thereby augmenting the security equipment and procedures currently used throughout the world.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 TO THE THREE MONTHS ENDED MARCH 31, 2010

Revenues and costs of goods sold  - All revenues were derived from sales of our MagShoe™ device. We recorded revenues of $19,161 for the three months ended March 31, 2011. We did not record any revenues during the corresponding three month period in 2010. Costs of goods sold for the three months ended March 31, 2011 was $24,095 compared to $0 for the corresponding three months in 2010.  The Company incurred a gross loss in 2011 of ($4,934).

The gross loss in the 2011 period is primarily attributable to the allocation of fixed manufacturing costs to cost of goods sold as well as ongoing design modifications to our most recent model to conform with height and weight detection standard developed by governmental bodies in certain countries and those requested by certain users.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the three months ended March 31, 2011 and 2010 of $53,992 and $163,549, respectively. The decrease in research and development expenses during the 2011 period as compared to the corresponding period in 2010 is principally attributable to near completion of the new product design and modifications.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, consulting and other professional fees, and other costs related to administrative functions.   We incurred selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 of $266,420 and $343,140, respectively. The decrease in selling, general and administrative expenses during the 2011 period as compared to the corresponding period in 2010 is principally attributable to curtailment of our marketing efforts pending the completion of the new product design efforts.

Interest expense - Interest expense for the three months ended March 31, 2011 and 2010 were $848,573 and $219,096, respectively. Interest expense relates primarily to the placement of our convertible promissory notes. Interest expense in the 2011period includes $641,373 which represents the value of Series A Preferred Stock to be issued to note holders in consideration of the extension of the maturity dates of their notes.

Amortizations – The amortizations are included in interest expense in the statement of operations.  During the three months ended March 31, 2011, we recorded amortization of $991,813, compared to $353,980 for the corresponding period in 2010. Amortization costs relate to the debt discount, beneficial conversion feature, and deferred finance costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

Preferred stock dividends – In connection with our financing arrangements we have issued a total of 106,352 shares of  Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now be classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the three months ended March 31, 2011 and 2010, dividends and deemed dividends totaled $767,113 and $942,440, respectively and such amount has been included in interest expense.

Net loss – For the three months ended March 31, 2011, we had a net loss of $2,171,898 compared to a net loss of $2,016,234 for the corresponding period in 2010.

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

As of March 31, 2011, we had a cash balance of $103,120 compared to $211,970 at December 31, 2010.

Cash used in operating activities was $272,686 for the three months ended March 31, 2011. The decrease in cash was primarily attributable to funding the loss for the period.

Cash provided by financing activities was $163,836 for the three months ended March 31, 2011. We received proceeds of $188,334 from the issuance of convertible notes offset by the repayment by our wholly-owed subsidiary of $24,498 on its line of credit.

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

   Between December 5, 2007 and January 24, 2008, we raised gross proceeds of $5,404,550 from the private placement to certain accredited institutional and individual investors (the “2008 Investors”) of our two-year 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a “2008 Note”).  We received net proceeds of $1 million.  The 2008 Notes were originally scheduled to mature in December 2009, but were extended to December 31, 2010 and subsequently further extended to December 31, 2011.  During 2009, we repaid principal and accrued interest in the amount of $1,103,139 in the form of 1.732 billion shares of our Common Stock.  During 2010, principal in the amount of $697,950 and accrued interest totaling $321,132 was repaid in the form of 1.353 billion shares of the Company’s Common Stock.  As of December 31, 2010, approximately $3.66 million remained outstanding on the 2008 Notes.  For the period January 1, 2011 through May 11, 2011, principal in the amount of $318,300 and accrued interest totaling $411,028 was repaid in the form of 6.692 billion shares of the Company’s Common Stock.

  Between April 29, 2008 and November 25, 2008 (the “April-November 2008 Loans”), we received gross loan proceeds of $442,355 from two 2008 investors and one stockholder. All of these loans were rolled into the financing consummated in December 2008 as discussed below.

  Pursuant to an offering dated October 30, 2008 to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, before the payment of offering related fees and expenses, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Notes (“collectively the “December 2008 Notes”).  The December 2008 Notes were originally scheduled to mature on April 30, 2010, but were extended to December 31, 2010 and subsequently extended to December 31, 2011.  During 2009, we repaid principal and accrued interest in the amount of $100,115 on the December 2008 Notes in the form of 204 million shares of our Common Stock. In May 2010, principal in the amount of $58,285 and accrued interest totaling $11,375 was repaid in the form of 129 million shares of the Company’s Common Stock. As of December 31, 2010, approximately $1 million remains outstanding on the December 2008 Notes.  For the period January 1, 2011 through May 11, 2011, principal in the amount of $20,881 and accrued interest totaling $53,773 was repaid in the form of 376 million shares of the Company’s Common Stock.

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

During the quarter ended March 31, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $384,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

On January 3, 2011, the former officer filed an answer. A hearing date has been set for July 3, 2011.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $419,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

On January 3, 2011, the plaintiff filed his affidavit. A hearing date has been set for July 3, 2011.

        The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2011 without registration under the Securities Act:

Between January and March 31, 2011, we issued 3,855,373,717 shares of common stock to the holders of the 2008 Notes and December 2008 Notes in respect of principal and accrued interest in the aggregate amount of $562,228 and we issued 1,732,159,490 shares of common stock to the holders of the Series A Preferred Shares for $555,478 in face value and dividends.

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

On May 18, 2011, Mr. Henry Shabat resigned from his position as General Manger of IDO Security Ltd. in order to pursue other opportunities. In connection with his resignation, IDO Security Ltd. and Mr. Shabat entered into an agreement pursuant to which IDO Security Ltd. agreed to remit to Mr. Shabbat $18,000 over the course of the next three months, but no later than July 1, 2011.

The Company is currently negotiating with an individual the terms of such person’s employment/retention as a replacement General Manager of IDO Security Ltd. No assurance can be provided that the Company will be successful in retaining the services of such person (or any other appropriate candidate) on commercially reasonable terms.

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

IDO SECURITY INC.

Date: May 23, 2011	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT