Form 10-Q
period 2011-06-30
IDO Security Inc.
filed 2011-08-22
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2011; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 19, 2011, there were 20,354,253,390 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	2
	Unaudited Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2011 and 2010	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4	Controls and Procedures	17

SIGNATURES

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,316	$211,970
Inventories	289,232	288,311
Prepaid expenses and other current assets	36,203	98,595

Total current assets	399,751	598,876

Property and equipment, net	55,598	59,381
Goodwill	1,215,002	1,215,002

Total assets	$1,670,351	$1,873,259

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,870,792	$3,494,861
Bank line of credit	-	53,301
Loans payable	140,160	38,772
Convertible promissory notes
(net of discount of $850,652 and $201,284)	6,689,379	6,160,224
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $2,127,469 and $503,210)	8,288,520	6,227,330
Loan payable, related party	44,826	44,826

Total current liabilities	19,033,677	16,019,314

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $113,966 and $-0-)	85,559	-
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $284,070 and $-0-)	420,830	-
Accrued severance pay	156,414	156,868
Notes payable	-	1,305,000

Total liabilities	19,696,480	17,481,182

Contingencies

STOCKHOLDERS' DEFICIENCY
Preferred Stock
19,885,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
60,000,000,000 and 5,000,000,000 shares authorized, respectively;
15,422,158,183 and 4,997,183,991 issued and outstanding, respectively	15,422,158	4,997,184
Additional paid-in capital	7,803,054	16,719,903
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(41,251,010)	(37,324,679)

Total stockholders' deficiency	(18,026,129)	(15,607,923)

Total liabilities and stockholders' deficiency	$1,670,351	$1,873,259

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$19,486	$7,735	$325	$7,735

Cost of sales	38,109	11,031	14,014	11,031

Gross loss	(18,623)	(3,296)	(13,689)	(3,296)

Operating expenses
Research and development expenses	132,984	236,685	78,992	73,136
Selling, general and administrative expenses	583,942	636,618	317,522	293,478
Stock based compensation - selling, general and administrative	-	2,400	-	2,400

Total operating expenses	716,926	875,703	396,514	369,014

Loss from operations	(735,549)	(878,999)	(410,203)	(372,310)

Interest expense (including amortization of debt and preferred stock discount,
beneficial conversion features, dividends and deferred finance costs)	(3,185,715)	(3,166,271)	(1,345,329)	(1,650,755)
Interest income	-	10	-	-
Foreign currency translation	(5,067)	6,783	1,099	822

Net loss	$(3,926,331)	$(4,038,477)	(1,754,433)	(2,022,243)

Basic and diluted loss per share:	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	10,295,471,384	2,771,135,094	13,977,966,562	3,526,759,109

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,926,331)	$(4,038,477)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,716	13,169
Amortization of note discount	2,158,762	2,285,299
Amortization of beneficial conversion feature of convertible debt	-	48,439
Stock based compensation	-	2,400
Intrerest and exhange rate differences	1,050	-
Stock issued in lieu of interest and other charges	1,148,893	712,147
Decrease in net liability for severance pay	(454)	(6,191)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	-	(8,681)
Inventory	(921)	(84,443)
Prepaid expenses and other current assets	62,392	11,050
Accounts payable	66,048	84,518
Accrued expenses and other current liabilities	(68,247)	121,974

Net cash used in operating activities	(552,092)	(858,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,933)	(5,956)

Net cash used in investing activities	(2,933)	(5,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	370,334	318,940
Proceeds from loans payable	100,338	-
Proceeds from short-term debt	-	200,000
Proceeds (repayment) from bank line of credit	(53,301)	252,196

Net cash provided by financing activities	417,371	771,136

DECREASE IN CASH AND CASH EQUIVALENTS	(137,654)	(93,616)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	211,970	176,559

CASH AND CASH EQUIVALENTS - END OF PERIOD	$74,316	$82,943

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuances of common stock for the conversion of
convertible promissory notes and acrued interest	$875,462	$1,015,882
Issuances of common stock for the conversion of
convertible preferred stock and accrued dividends	$632,517	$792,110

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2011, the Company had not achieved profitable operations, had accumulated losses of $41.3 million (since inception), a working capital deficiency of $18.7 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities. From December 2007 through June 2011, the Company received net proceeds of approximately $10.1 million from the proceeds of the private placement to certain accredited investors of its 10% Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans. See Notes 8 and 9 below.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company adopted Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “ Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method.  The adoption of the provisions of ASU 2009-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On January 1, 2011, the Company adopted Accounting Standards Update 2010-17 (ASU 2010-17), " Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition ." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of the provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued Accounting Standards Update 2010-20, “ Receivables (Topic310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses .”  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	June 30,
	2011	2010
Warrants	37,861,286	26,235,420
Convertible notes	51,597,007	46,008,833
Stock options	3,490,000	3,490,000
Convertible preferred stock	74,139,267	48,768,773

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

Inventories at June 30, 2011 and December 31, 2010 consisted of components totaling $75,737 and $81,972, and partially completed and completed devices totaling $213,495 and $206,339, respectively.

NOTE 6 – BANK LINE OF CREDIT

IDO Ltd. had a line of credit  from its commercial bank which has not been renewed. All remaining balances were repaid in 2011.

NOTE 7 – LOANS PAYABLE

The Company received non-interest bearing advances from a 2008 Investor (as defined in Note 9(i) below). The advances are due on demand. At June 30, 2011 and December 31, 2010, the Company owed $140,160 and $38,772, respectively.

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

At June 30, 2011 and December 31, 2010, notes payable totaled $0 and $1,305,000, respectively.  As a result of the refinancing, the notes payable were classified as non-current liabilities at December 31, 2010.

NOTE 9 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
2008 Notes - secured and convertible - interest at 10% - see (i) below	$3,320,054	$3,665,005

December 2008 Notes - secured and convertible – interest at 10% - see (ii) below	949,182	970,063

2009 - 2011 Notes - secured and convertible - interest at 10% - see (iii) below	3,470,320	1,726,440

Total	7,739,556	6,361,508

Less: Discount	(964,618)	(201,284)
	6,774,938	6,160,224
Less: Current Portion	(6,689,379)	(6,160,224)

Total	$85,559	$ -------

(i) 10% Secured Convertible Promissory Notes

Between December 5, 2007 and January 24, 2008, the Company raised gross proceeds of $5,404,550 from the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of its 10% Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a ”2008 Note”).  The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007 between the Company and the 2008 Investors.  The Company received net proceeds of $1 million from the proceeds of the 2008 Notes.

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

The 2008 Notes, originally scheduled to mature in December 2009 and extended to December 31, 2010, were further extended in January 2011 to December 31, 2011 and a waiver of all existing defaults.  All but one holder agreed to the extension and also agreed to waive all then existing defaults. The sole non-consenting investor’s note was paid out in accordance with its terms in shares of the Company’s Common Stock.  In consideration of the extension of the maturity dates, on May 10, 2011, the Company issued shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors.

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

For the six months ended June 30, 2011, principal in the amount of $344,951 and accrued interest totaling $457,785 was repaid in the form of 7.645 billion shares of the Company’s Common Stock.  For the period July 1, 2011 through August 12, 2011, principal in the amount of $84,570 and accrued interest totaling $24,378 was repaid in the form 1.453 billion shares of the Company’s Common Stock.

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

For the six months ended June 30, 2011, principal in the amount of $20,881 and accrued interest totaling $53,774 was repaid in the form of 375 million shares of the Company’s Common Stock.  For the period July 1, 2011 through August 12, 2011, no payments of principal or accrued interest were made.

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

For the six months ended June 30, 2011, the Company raised $1,743,880 which includes $1,456,880 of rolled over notes payable and accrued interest in addition to $287,000 of new invested capital, from four holders of the December 2008 Notes (the “2011 Notes”). The Company issued $1,743,880 in principal amount of 2011 Notes and 43,597 shares of Series A Preferred Stock. Commencing on the six month anniversary date of the 2011 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2011 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2011 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investments, the Company issued to the holders of the 2011 Notes, warrants to purchase in the aggregate up to 11,625,865 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

For financial reporting purposes, the Company recorded a discount of $1,245,670 to reflect the value of the Warrants and Preferred Stock issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 1.89% - 1.97%, a dividend yield of 0% and volatility of 135%. The discounts are being amortized to the date of maturity unless converted earlier.

For the six months ended June 30, 2011, no payments of principal or accrued interest were made on the 2009 Notes, 2010 Notes or 2011 Notes.  For the period July1, 2011 through August 12, 2011, accrued interest on the 2009 Notes totaling $13,455 was repaid in the form of179 million shares of the Company’s Common Stock.

For the period July 1, 2011 through August 17, 2011, the Company raised $250,000 through the issuances of 2011 Notes.  The Company issued $250,000 in principal amount of 2011 Notes and 6,250 shares of Series A Preferred Stock.  In connection with such investments, the Company issued to the holders of the 2011 Notes, warrants to purchase in the aggregate up to 1,666,667 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

NOTE 10 - CAPITAL TRANSACTIONS

Common Stock Issuances

For the six months ended June 30, 2011, principal and accrued interest of Notes totaling $875,838 was repaid in the form of 8.02 billion shares of the Company’s Common Stock.  For the period July 1, 2011 August 12, 2011, principal and accrued interest of Notes totaling $122,392 was repaid in the form of 1.632 billion shares of the Company’s Common Stock.  See Note 9.

For the six months ended June 30, 2011, the Company issued 2.404 billion shares of Common Stock upon the conversion of 5,923 shares of Convertible Preferred Stock, and payment of $40,266 of accrued dividends.  For the period July 1, 2011 to August 12, 2011, 1,820 shares of Series A Preferred Stock were converted into 2.427 billion shares of Common Stock and 873 million shares of common stock were issued as payment of accrued dividends of 65,506.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State.   In May 2011, the Company’s certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock from 115,000 shares to 200,000 shares.   At June 30, 2011 and December 31, 2010, 111,209 and 67,305 shares, respectively, of Series A Preferred Stock were issued and outstanding.

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

In January through June 2011, in connection with the issuances of notes payable, the Company issued 43,597 shares of its Series A Preferred Stock.  In July 2011, in connection with the issuances of notes payable, the Company issued an additional3,750 shares of its Series A Preferred Stock.  See Note 9.

For the six months ended June 30, 2011, 5,923 shares of Series A Preferred Stock totaling $592,250 and accrued dividends totaling $40,266 were converted into 2.404 billion shares of the Company’s Common Stock.  For the period July 1, 2011 to August 12, 2011, 3,600 shares of Series A Preferred Stock totaling $36,009 and accrued dividends totaling $65,506 were converted into 1.353 billion shares of the Company’s Common Stock.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the six months ended June 30, 2011 and 2010, the Company declared dividends totaling $470,578 and $312,253, respectively. For the three months ended June 30, 2011 and 2010, the Company declared dividends totaling $265,215 and $156,049, respectively. At June 30, 2011 and December 31, 2010, dividends payable total $1,519,856 and $1,089,724, respectively, and are included in accounts payable and accrued liabilities.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at the election of the Company, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred Stock was not classified as permanent equity. The maturities on the Series A Preferred Stock are $4,648,594 past due that were payable in 2010, $3,312,345 payable in 2011 and $3,159,950 payable in 2012.

Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions will now be classified as part of interest expense and will no longer be classified as preferred stock dividends and deemed dividends.  For the six months ended June 30, 2011 and 2010, dividends and deemed dividends totaled $1,676,425 and $1,721,589, respectively.  For the three months ended June 30, 2011 and 2010, dividends and deemed dividends totaled $909,312 and $779,149, respectively. Such amounts have been included in interest expense.

Potential Reverse Split

On August 4, 2011, the Company’s Board of Directors adopted a resolution to authorize a reverse stock split, reducing the authorized shares, the number of issued and outstanding shares of the Company’s common stock and preferred stock.  The Board of Directors has determined that it would be in the Company's best interest in the near future to implement a reverse stock split up to a 1 for 5,000 basis. The primary purposes of the reverse stock split are to increase the share price of the common stock to help maintain the interest of the markets and to reduce the outstanding shares of common stock to a level more consistent with other public companies with a similar market capitalization.

NOTE 11 – CONTINGENCIES

Lawsuits

In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $387,400 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

On January 3, 2011, the former officer filed an answer. A hearing was held on July 3, 2011.  See the discussion below.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $423,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

On January 3, 2011, the plaintiff filed his affidavit. A hearing was held on July 3, 2011.  See the discussion below.

A hearing was held on July 3, 2011 relating to the above matters. The court gave the parties until July 10, 2011 to reach a settlement. As no settlement was reached, the former officer is to present its conclusions by September 30, 2011. The Company is to present its conclusion by October 30, 2011.

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

OVERVIEW

IDO Security Inc. (“we”, “IDO” or the “Company”) is engaged in the design, development and marketing of a shoe scanning device (SSD) for the homeland security and loss prevention markets intended for use in security screening procedures to detect metallic objects concealed on or in footwear, ankles and feet through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening to complement the current methods for the detection of metallic items during security screenings and at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations requiring individual security screening. Our common stock trades on the OTC Bulletin Board under the symbol IDOI.

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

In October 2010, we entered into a distribution arrangement with JEI, Inc. a California based company with an extensive history of selling state of the art audio recording devices, a vital security apparatus, to the Federal, State and local governments throughout the United States. As part of that arrangement, JEI has submitted the MagShoe to the U.S. General Services Administration (GSA) for approval and ultimate sale to the various Federal Agencies. Of course no guarantee can be provided that the MagShoe will be approved by the GSA and, even if approved, that ultimately, will be sold to the agencies. GSA has informed us  that in order to fairly price our product line and place it in its catalogue, we will need to sell new models valued at least $100,000. We believe that through sales of approximately thirty units of the Magshoe in Africa, Europe and the Far East we have recently reached that threshold number; however, no assurance can be provided that we will be successful in obtaining a listing with GSA. JEI has begun testing the MagShoe at several governmental facilities while we attempt to get our GSA listing.

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

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in April 2008, we have significantly curtailed our non-essential product design and development. Our senior and other employees have agrees to, defer, in part, salaries and benefits. As of August 12, 2011, we had 9 employees  working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Subject to raising the needed funds, our goal is to incorporate our SSD proprietary technology as a complementary technology to the existing walk through metal detectors (WTMD), thereby augmenting the security equipment and procedures currently used throughout the world.

In May 2011, the General Manger of IDO Security Ltd., our Israeli based operating subsidiary, resigned in order to pursue other opportunities. We are in the process of negotiating with an appropriate candidate to assume the management of IDO Security Ltd..  The individual, who resides in Israel, Yaniv Beran, has been informally serving as the acting General Manager of IDO Security Ltd. since the departure of the General Manager. However, we anticipate that any such change in management will be subject to our raising additional funds to operate our business. No assurance can be given that we will ultimately be successful in retaining him (or any other individual) to fill this capacity.

We also anticipate taking actions to stabilize our capital structure. On August 4, 2011, our Board of Directors adopted a resolution to authorize a reverse stock split, reducing the authorized shares, the number of issued and outstanding shares of the Company’s common stock and preferred stock. The resolution was approved by the requisite number of stockholders. The Board of Directors has determined that it would be in the Company's best interest in the near future to implement a reverse stock split up to a 1 for 5,000 basis. The primary purposes of the reverse stock split are to increase the share price of the common stock to help maintain the interest of the markets and to reduce the outstanding shares of common stock to a level more consistent with other public companies with a similar market capitalization.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2011 TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2010

Revenues and costs of goods sold  - All revenues were derived from sales of our MagShoe™ device. Revenues for each of the six and three ended June 30, 2011 were $19,486 and $325 (reflecting the delivery of components needed for devices that were previously sold), respectively, compared to $7,735 for each of the corresponding periods in 2010. Costs of goods sold for the six and three months ended June 30, 2011 were $38,109 and $14,014, respectively, compared to $11,031 for each of the corresponding periods in 2010.

The increase in revenues and the cost of goods sold during each of the 2011 periods as compared to the 2010 periods was primarily attributable to international marketing efforts of the Magshoe which led to the sale of approximately thirty units in Africa, Europe and the Far East.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the six and three months ended June 30, 2011 of $132,984 and $78,992, respectively, compared to $236,685 and $73,136, respectively, for the corresponding periods in 2010. The decrease in research and development expenses for the six months ended June 30, 2011 is principally attributable to near completion of the new product design and modifications. The increase during the three months ended June 30, 2011 relates to the timing of when research and development expenses were incurred.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, consulting and other professional fees, and other costs related to administrative functions.   We incurred selling, general and administrative expenses for the six and three months ended June 30, 2011 of $583,942 and $317,522 compared to $636,618 and $293,478, respectively, for the corresponding periods in 2010. The decrease in selling, general and administrative expenses for the six months ended June 30, 2011 is primarily attributable to reduction in salaries and other cost curtailment measures taken by management. The increase in selling, general and administrative expenses for the three months ended June 30, 2011 compared to the corresponding three months in 2010 is attributable to increased marketing expenses.

Stock based compensation - In May 2010, we issued 4,000,000 shares of our Common Stock to a consultant. Stock based compensation totaled $2,400 for the six and three months ended June 30, 2010.

Interest expense - Interest expense for the six and three months ended June 30, 2011 were $1,026,953 and $178,380, respectively, compared to $828,310 and $609,214 in the corresponding periods in 2010. Interest expense relates primarily to the placement of our convertible promissory notes. Interest expense for the six months ended June 30, 2011 includes $641,373 related to the issuance in of 6,229 shares of Series A Preferred Stock as consideration for the extending the terms of certain convertible debt . Interest expense for the six and three months ended June 30, 2010 includes $477,500 related to the issuance in of 4,775 shares of Series A Preferred Stock as consideration for the extending the terms of certain convertible debt.

Amortizations – The amortizations are included in interest expense in the statement of operations.  During the six and three months ended June 30, 2011, we recorded amortization of $482,337,and $257,637, respectively, compared to $616,372 and $262,392 for the corresponding period in 2010. Amortization costs relate to the debt discount, beneficial conversion feature, and deferred finance costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

Preferred stock dividends – In connection with our financing arrangements we have outstanding a total of 111,209 shares of  Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now be classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the six and three months ended June 30, 2011, dividends and deemed dividends totaled $1,676,425 and $909,312, respectively. For the six and three months ended June 30, 2010, dividends and deemed dividends totaled $1,721,589, and $779,149.

Net loss – For the six and three months ended June 30, 2011, we had a net loss of $3,926,331 and $1,754,433, respectively as compared to a net loss of $4,038,447 and $2,022,243 for the corresponding periods in 2010.

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

As of June 30, 2011, we had a cash balance of $74,316 compared to $211,970 at December 31, 2010.

Cash used in operating activities was $552,092 for the six months ended June 30, 2011. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $2,933 for the six months ended June 30, 2011 and represented the acquisition of property and equipment.

Cash provided by financing activities was $417,371 for the six months ended June 30, 2011. We received proceeds of $370,334 from the issuance of convertible notes and 100,338 in short term loans. This was offset by the repayment by our wholly-owed subsidiary of $53,301 on its line of credit.

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

Between December 5, 2007 and January 24, 2008, we issued notes totaling  $5,404,550 in connection with the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of our Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a ”2008 Note”).  The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007 between the Company and the 2008 Investors. Approximately $2.6 million of amounts the Company owed to these investors from previous financings were offset against such investors’ respective purchases of the 2008 Notes.   The 2008 Notes were originally scheduled to mature in December 2009, but were extended to December 31, 2010 and subsequently further extended to December 31, 2011.  To date, the Company has repaid principal and accrued interest of $909,744 in the form of 9.1 billion shares of the Company’s Common Stock.

        Between April 29, 2008 and November 25, 2008 (the “April-November 2008 Loans”), we received gross loan proceeds of $442,355 from two 2008 investors and one stockholder. All of these loans were rolled into the financing consummated in December 2008 as discussed below.

    Pursuant to an offering dated October 30, 2008 to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, before the payment of offering related fees and expenses, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Notes (“collectively the “December 2008 Notes”).  The December 2008 Notes were originally scheduled to mature on April 30, 2010, but were extended to December 31, 2010 and subsequently extended to December 31, 2011.  To date, the Company has repaid principal and accrued interest of $74,656 in the form of 376 million shares of the Company’s Common Stock.

    Between April 28, 2009 and December 31, 2009, we raised net proceeds of $1,432,500 from the private placement to certain holders of the December 2008 Notes of $1,432,500 in principal amount of Secured Convertible Promissory Notes (“2009 Notes”) originally due 18 months following issuance   The maturity dates of the 2009 Notes were extended to December 31, 2011.  Proceeds of these funds were used to fund our continuing operations as well as pay down amounts outstanding under a line of credit with a commercial bank in the approximate amount of $267,000 for the benefit of our subsidiary IDO Ltd. In 2010, we raised an additional net proceeds of $318,940, which included the repayment of certain accrued expenses, from the private placement to certain holders of the December 2008 Notes (the “2010 Notes”). As of December 31, 2010, approximately $1.73 million remains outstanding on the 2010 Notes. In 2011, the Company raised an additional net proceeds of $355,000 from the private placement to certain holders of the December 2008 Notes (the “2011 Notes”) on terms substantially identical with the “2009 and 2010 Notes” with maturity dates from November 2012 to January 2013.

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

During the quarter ended June 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $387,400 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

On January 3, 2011, the former officer filed an answer. A hearing was held on July 3, 2011.  See the discussion below.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $423,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

On January 3, 2011, the plaintiff filed his affidavit. A hearing was held on July 3, 2011.  See the discussion below.

A hearing was held on July 3, 2011 relating to the above matters. The court gave the parties until July 10, 2011 to reach a settlement. As no settlement was reached, the former officer is to present its conclusions by September 30, 2011. The Company is to present its conclusion by October 30, 2011.

        The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2011 without registration under the Securities Act:

Between April 1, 2011 and June 30, 2011, we issued 4.16 billion shares of common stock to the holders of the 2008 Notes and December 2008 Notes in respect of principal and accrued interest in the aggregate amount of $313,234 and in that period, we issued 672 million shares of common stock to the holders of the Series A Preferred Shares for $77,038 in face value and dividends.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

___________
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDO SECURITY INC.

Date: August 22, 2011	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT