Form 10-Q
period 2011-09-30
IDO Security Inc.
filed 2011-11-21
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2011; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 18, 2011, there were 52,644,170,611 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	2
	Unaudited Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2011 and 2010	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4	Controls and Procedures	19

SIGNATURES	22

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$147,980	$211,970
Inventories	209,270	288,311
Prepaid expenses and other current assets	89,602	98,595

Total current assets	446,852	598,876

Property and equipment, net	52,386	59,381
Goodwill	1,215,002	1,215,002

Total assets	$1,714,240	$1,873,259

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,017,949	$3,494,861
Bank line of credit	-	53,301
Loans payable	36,885	38,772
Convertible promissory notes
(net of discount of $905,033 and $201,284)	6,108,837	6,160,224
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $2,276,326 and $503,210)	7,736,753	6,227,330
Loan payable, related party	44,826	44,826

Total current liabilities	17,945,250	16,019,314

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $170,662 and $-0-)	69,553	-
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $415,924 and $-0-)	492,138	-
Accrued severance pay	155,603	156,868
Notes payable	-	1,305,000

Total liabilities	18,662,544	17,481,182

Contingencies

STOCKHOLDERS' DEFICIENCY
Preferred Stock
19,885,000 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
60,000,000,000 and 5,000,000,000 shares authorized, respectively;
52,644,170,611 and 4,997,183,991 issued and outstanding, respectively	52,644,171	4,997,184
Discount on common stock issued	(26,627,233)	-
Additional paid-in capital	-	16,719,903
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(42,964,911)	(37,324,679)

Total stockholders' deficiency	(16,948,304)	(15,607,923)

Total liabilities and stockholders' deficiency	$1,714,240	$1,873,259

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$189,223	$22,770	$169,737	$15,035

Cost of sales	165,155	21,435	127,046	10,404

Gross profit	24,068	1,335	42,691	4,631

Operating expenses
Research and development expenses	184,245	284,769	51,261	48,084
Selling, general and administrative expenses	897,014	882,797	313,072	246,179
Stock based compensation - selling, general and administrative	-	2,400	-	-

Total operating expenses	1,081,259	1,169,966	364,333	294,263

Loss from operations	(1,057,191)	(1,168,631)	(321,642)	(289,632)

Interest expense (including amortization of debt and preferred stock discount,
beneficial conversion features, dividends and deferred finance costs)	(4,580,386)	(4,329,430)	(1,394,671)	(1,163,159)
Interest income	-	14	-	4
Foreign currency translation	(2,655)	(12,587)	2,412	(19,370)

Net loss	$(5,640,232)	$(5,510,634)	(1,713,901)	(1,472,157)

Basic and diluted loss per share:	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	15,145,909,044	3,503,382,341	24,688,617,917	4,943,999,207

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,640,232)	$(5,510,634)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,169	17,204
Amortization of note discount	3,371,456	3,253,637
Amortization of beneficial conversion feature of convertible debt	-	48,439
Stock based compensation	-	2,400
Intrerest and exhange rate differences	(1,887)	-
Stock issued in lieu of interest and other charges	1,351,745	810,007
Decrease in net liability for severance pay	(1,265)	(6,551)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	-	(24,719)
Inventory	79,041	(155,780)
Prepaid expenses and other current assets	8,992	(29,578)
Accounts payable	33,229	149,955
Accrued expenses and other current liabilities	(114,097)	189,354

Net cash used in operating activities	(902,849)	(1,256,266)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,175)	(11,974)

Net cash used in investing activities	(3,175)	(11,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	895,335	318,940
Proceeds from loans payable	-	53,646
Proceeds from short-term debt	-	1,055,000
Repayments of bank line of credit	(53,301)	(5,869)

Net cash provided by financing activities	842,034	1,421,717

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(63,990)	153,477

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	211,970	176,559

CASH AND CASH EQUIVALENTS - END OF PERIOD	$147,980	$330,036

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuances of common stock for the conversion of
convertible promissory notes and acrued interest	$2,088,723	$1,113,742
Issuances of common stock for the conversion of
convertible preferred stock and accrued dividends	$2,210,966	$792,110
Preferred stock dividends and deemed dividends	$-	$2,463,865

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2011, the Company had not achieved profitable operations, had accumulated losses of $43.0 million (since inception), a working capital deficiency of $17.5 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities. From December 2007 through September 2011, the Company received net proceeds of approximately $5.8 million from the proceeds of the private placement to certain accredited investors of its 10% Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans. See Notes 8 and 9 below.

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

The Financial Accounting Standards Board (“FASB”) amended ASC 350, “Intangibles — Goodwill and Other ,” with Accounting Standards Update (“ASU ”) 2010-28, “ When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts .” This update requires that step 2 of the goodwill impairment test (i.e., measurement and recognition of an impairment loss) be performed if a reporting unit has a carrying value equal to or less than zero and qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010. The Company’s annual goodwill impairment test is conducted in the fourth quarter. The Company does not expect the effects of adoption to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The Company has elected to early adopt this update to be effective for the fiscal year beginning January 1, 2011. The Company’s annual goodwill impairment test is conducted in the fourth quarter. The Company does not expect the effects of adoption to have a material effect on the financial position, results of operations or cash flows of the Company.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	September 30,
	2011	2010
Warrants	41,362,982	26,235,420
Convertible notes	52,463,480	45,121,453
Stock options	3,490,000	3,490,000
Convertible preferred stock	84,445,493	51,004,120

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

Inventories at September 30, 2011 and December 31, 2010 consisted of components totaling $63,637 and $81,972, and partially completed and completed devices totaling $145,633 and $206,339, respectively.

NOTE 6 – BANK LINE OF CREDIT

IDO Ltd. had a line of credit from its commercial bank which has not been renewed. All remaining balances were repaid in 2011.

NOTE 7 – LOANS PAYABLE

The Company received non-interest bearing advances from a 2008 Investor (as defined in Note 9(i) below). The advances are due on demand. At September 30, 2011 and December 31, 2010, the Company owed $36,885 and $38,772, respectively.

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

At September 30, 2011 and December 31, 2010, notes payable totaled $0 and $1,305,000, respectively.  As a result of the refinancing, the notes payable were classified as non-current liabilities at December 31, 2010.

NOTE 9 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
2008 Notes - secured and convertible - interest at 10% - see (i) below	$2,766,944	$3,665,001

December 2008 Notes - secured and convertible – interest at 10% - see (ii) below	641,567	970,063

2009 - 2011 Notes - secured and convertible - interest at 10% - see (iii) below	3,845,574	1,726,440

Total	7,254,085	6,361,504

Less: Discount	(1,075,695)	(201,283)
	6,178,390	6,160,221
Less: Current Portion	(6,108,837)	(6,160,221)

Total	$69,553	$ -------

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

For the nine months ended September 30, 2011, principal in the amount of $1,164,865 and accrued interest totaling $595,222 was repaid in the form of 20.436 billion shares of the Company’s Common Stock.

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

For the nine months ended September 30, 2011, principal in the amount of $136,692 and accrued interest totaling $88,147 was repaid in the form of 2.378 billion shares of the Company’s Common Stock.

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

In January 2011, all but one holder of the 2009 Notes and the holders of the 2010 Notes extended the maturity dates of the Notes to December 31, 2011 and waived all existing defaults. In consideration of the extension of the maturity dates, on May 10, 2011, the Company issued shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the 2009 Notes and 2010 Notes then held by such investors. The 2009 Note in the principal amount of $75,000 held by the sole non-consenting holder was paid out in the form of one billion shares in September 2011.

For the nine months ended September 30, 2011, the Company raised $2,269,134 which includes $1,456,880 of rolled over notes payable and accrued interest in addition to $812,254 of new invested capital, from four holders of the December 2008 Notes (the “2011 Notes”). The Company issued $2,269,134 in principal amount of 2011 Notes and 56,728 shares of Series A Preferred Stock. Commencing on the six month anniversary date of the 2011 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2011 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2011 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investments, the Company issued to the holders of the 2011 Notes, warrants to purchase in the aggregate up to 15,127,561 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

For financial reporting purposes, the Company recorded a discount of $1,621,214 to reflect the value of the Warrants and Preferred Stock issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 1.29% - 1.97%, a dividend yield of 0% and volatility of 135%. The discounts are being amortized to the date of maturity unless converted earlier.

For the nine months ended September 30, 2011, principal in the amount of $75,000 and accrued interest totaling $28,797 was repaid in the form of 1.384 billion shares of the Company’s Common Stock.

For the period October1, 2011 through November 14, 2011, the Company raised $40,000 through the issuances of 2011 Notes.  The Company issued $40,000 in principal amount of 2011 Notes and 1,000 shares of Series A Preferred Stock.  In connection with such investments, the Company issued to the holders of the 2011 Notes, warrants to purchase in the aggregate up to 266,667 shares of the Company’s Common Stock at per share exercise price equal to $0.25. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

NOTE 10 - CAPITAL TRANSACTIONS

Common Stock Issuances

For the nine months ended September 30, 2011, principal and accrued interest of Notes totaling $2,088,723 was repaid in the form of 24.197 billion shares of the Company’s Common Stock.  See Note 9.

For the nine months ended September 30, 2011, the Company issued 23.450 billion shares of Common Stock upon the conversion of 21,051 shares of Convertible Preferred Stock, and payment of $105,722 of accrued dividends.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State.   In May 2011, the Company’s certificate of incorporation was amended to increase the number of shares of preferred stock designated as Series A Convertible Preferred Stock from 115,000 shares to 200,000 shares.   At September 30, 2011 and December 31, 2010, 109,211 and 67,305 shares, respectively, of Series A Preferred Stock were issued and outstanding.

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

In January through September 2011, in connection with the issuances of notes payable, the Company issued 56,728 shares of its Series A Preferred Stock.  In November2011, in connection with the issuances of notes payable, the Company issued an additional 1,000 shares of its Series A Preferred Stock.  See Note 9.

For the nine months ended September 30, 2011, 21,051 shares of Series A Preferred Stock totaling $2,105,134 and accrued dividends totaling $105,722 were converted into 23.450 billion shares of the Company’s Common Stock.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred Stock is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred Stock then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred Stock do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $100 and is convertible into shares of the Company’s common stock at $.15 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the nine months ended September 30, 2011 and 2010, the Company declared dividends totaling $761,912 and $489,357, respectively. For the three months ended September 30, 2011 and 2010, the Company declared dividends totaling $291,334 and $177,104, respectively. At September 30, 2011 and December 31, 2010, dividends payable total $1,745,683 and $1,089,724, respectively, and are included in accounts payable and accrued liabilities.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred Stock until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred Stock may be made, at the election of the Company, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred Stock was not classified as permanent equity. The maturities on the Series A Preferred Stock are $3,167,531 past due that were payable in 2010, $3,309,212 payable in 2011, $4,350,648 payable in 2012 and $93,750 payable in 2013.

Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions will now be classified as part of interest expense and will no longer be classified as preferred stock dividends and deemed dividends.  For the nine months ended September 30, 2011 and 2010, dividends and deemed dividends totaled $2,625,012 and $2,463,865, respectively.  For the three months ended September 30, 2011 and 2010, dividends and deemed dividends totaled $948,587 and $742,276, respectively. Such amounts have been included in interest expense.

Potential Reverse Split

On August 4, 2011, the Company’s Board of Directors adopted a resolution to authorize a reverse stock split, reducing the authorized shares, the number of issued and outstanding shares of the Company’s common stock and preferred stock.  The Board of Directors has determined that it would be in the Company's best interest in the near future to implement a reverse stock split up to a 1 for 5,000 basis. The primary purpose of the reverse stock split is to increase the share price of the common stock to foster market interest and to reduce the outstanding shares of common stock to a level more consistent with other public companies with a similar market capitalization. No assurance can be provided that the Company will ultimately be successfull in effectuating any reverse stock split.

NOTE 11 – CONTINGENCIES

Litigation

In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $368,400 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

On January 3, 2011, the former officer filed an answer. A hearing was held on July 3, 2011.  See the discussion below.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $402,400 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

On January 3, 2011, the plaintiff filed his affidavit. A hearing was held on July 3, 2011.  See the discussion below.

In October 2011, the former officer submitted to the court its conclusions. The Company intends to submit its conclusions by December 15, 2011.

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

Company Overview

    IDO Security Inc. (“we”, “IDO” or the “Company”) is engaged in the design, development and marketing of a shoe scanning device (SSD) for the homeland security and loss prevention markets intended for use in security screening procedures to detect metallic objects concealed on or in footwear, ankles and feet through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening to complement the current methods for the detection of metallic items during security screenings and at security checkpoints in venues such as airports, prisons, schools, stadiums, high security places and other public locations requiring individual security screening. Our common stock trades on the OTC Bulletin Board under the symbol IDOI.

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

    We have designed and developed a security screening device containing proprietary and patented technology known as the MagShoe™. The MagShoe™ creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear, as well as next to or above the ankles, up to 40 centimeters from the ground level. The proprietary software included in the MagShoe™ provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe™ obviates the need to remove the footwear being inspected. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe™ device has been designed to be portable and to integrate into and complement current security screening arrays and systems.

MagShoeTM fills a critical void in today’s detectors by extending screening to the lower body and feet. MagShoeTM’s “shoes-on” design maximizes security, thoroughness and accuracy while eliminating the need to remove shoes for increased convenience and safety. The MagShoeTM is neither invasive nor harmful to the body as some of the other screening devices currently use in the marketplace. Ideal for security and loss prevention at virtually any facility, MagShoeTM is currently in use at international airports, cruise lines, government agencies and more.

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

    Worldwide, we believe that there are in excess of 1,200,000 walk through metal detectors (WTMD) installed in various high security locations and that detection devices, such as the MagShoe™, are a necessary part of any security measures in place in those installations as well as other areas where there are no walk through metal detectors. The MagShoe™ acts as a complementary device to any and all walk through metal detectors, insuring that all who pass through have no metallic weapons in the area that the metal detectors are inherently weak.

General Background

    The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon using hijacked airliners led to nationwide shifts in transportation and facilities security policies.  Shortly following these attacks, the U.S. Congress passed the Aviation and Transportation Security Act and integrated many U.S. security-related agencies, including the Federal Aviation Administration, into the U.S. Department of Homeland Security (“DHS”).  Under its directive from Congress, the DHS has undertaken numerous initiatives to prevent terrorists from entering the country, hijacking airliners, and obtaining and trafficking in weapons of mass destruction and their components, to secure sensitive U.S. technologies and to identify and screen high-risk cargo containers before they are loaded onto vessels destined for the U.S., among others.

    These government-sponsored initiatives have also stimulated security programs in other areas of the world as the U.S initiatives call on other nations to bolster their port security strategies, including acquiring or improving their security and inspection equipment.

    The U.S. Department of Defense has also begun to invest more heavily in technologies and services that screen would-be attackers before they are able to harm U.S. and allied forces.

    Similar initiatives by international organizations such as the European Union have also resulted in a growing worldwide demand for airline, cargo, port and border inspection technologies.  For example, the European Union has tasked a working group to establish uniform performance standards for people, cargo, mail & parcel and hold baggage ETD screening systems, just as it has with X-Ray and liquid explosives detection systems.

    In October 2010, we entered into a distribution arrangement with JEI, Inc. a California based company with an extensive history of selling state of the art audio recording devices, a vital security apparatus, to the Federal, State and local governments throughout the United States. As part of that arrangement, JEI has submitted the MagShoe to the U.S. General Services Administration (GSA) for approval and ultimate sale to the various Federal Agencies. Of course no guarantee can be provided that the MagShoe will be approved by the GSA and, even if approved, that ultimately, will be sold to the agencies. GSA has informed us  that in order to fairly price our product line and place it in its catalogue, we will need to sell new models valued at least $100,000. We believe that through recent sales of the Magshoe in Africa, Europe and the Far East we have reached that threshold number; however, no assurance can be provided that we will be successful in obtaining a listing with GSA. JEI has demonstrated the MagShoe device at several governmental facilities while we attempt to obtain our GSA listing.

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

Current Operational Highlights

    We recorded revenues of approximately $170,000 for the three months ended September 30, 2011, representing our strongest quarter revenues to date. The positive direction of our operations and results in the past three months is attributable, in part, to the activities of Mr. Yaniv Beran, who has been serving as the acting General Manager of our Israeli based subsidiary following the departure in May 2011 of the management team overseeing the subsidiary. As of November 21, 2011, we have received purchase orders for additional MagShoe™ units.

    Subject to raising the needed funds, our goal is to incorporate our SSD proprietary technology as a complementary technology to the existing walk through metal detectors (WTMD), thereby augmenting the security equipment and procedures currently used throughout the world. We are also exploring options of integrating our technology with other non-metallic based detection systems

    However, we will need to raise additional funds on an immediate basis in order to further explore these options as well as to meet our on-going operating requirements and to realize our business plan. Our actions to raise the needed capital have been hampered by, among other things, certain other developments referred to below.

    In June 2011, The Depository Trust Company (“DTC”), a subsidiary of The Depository Trust & Clearing Corporation which provides custody and asset servicing for 3.6 million securities issues from the United States and 121 other countries and territories and enables "book-entry" changes to ownership of those securities, applied a “chill” on the use of the DTC electronic stock transfer system for privately issued shares of our common stock.  We believe the DTC exercised its discretionary authority in response to the large number of shares that we were required to issue in repayment of loan obligations to holders of our convertible securities. Until the Chill is resolved, the DTC action is likely to make it more difficult and more costly for us to obtain new sources of capital. Our failure to obtain adequate additional financing would require us to delay, curtail or scale back some or all of our operations, hinders our ability to implement our business plans and could jeopardize our ability to continue our business.

    The DTC Chill applies to all shares newly issued after the Chill went into effect on June 24, 2011 as well as all shares newly released from private placement sales restrictions after the Chill went into effect.  The holders of these shares are key investors whose funds have been supporting the operation and expansion of our business.  We are in dialogue with the DTC  to  resolve this matter, but can make no assurances when and/or if the Chill will be lifted.

    In addition, on August 4, 2011, our Board of Directors adopted a resolution, reducing the number of authorized shares as well as the number of issued and outstanding shares of the Company’s common and preferred stock.  The resolution allowed for  a reverse stock split up to a 1 for 5,000 basis. The primary purpose of the reverse stock split is to increase the share price of the common stock to foster market interest and to reduce the outstanding shares of common stock to a level more consistent with other public companies with a similar market capitalization.

    In September 2011, we attempted to implement a 1 for 3,000 reverse stock split. We duly submitted a notice filing for this corporate action to the Financial Industry Regulatory Authority (“FINRA”), the regulatory authority which oversees corporate actions such as reverse stock splits for securities traded on the over-the-counter markets.   FINRA has issued comments on our filing and we are in the process of addressing the information requests, however we do not know when or if FINRA will approve our filing and allow us to move forward with the reverse split.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010

    Revenues and costs of goods sold - Revenues for each of the nine and three ended September 30, 2011 were $189,223 and $169,737, respectively, compared to $22,770 and $15,035 for the corresponding periods in 2010. All revenues were derived from sales of our MagShoe™ device.

    Costs of goods sold for the nine and three months ended September 30, 2011 were $165,155 and $127,046, respectively, compared to $21,435 and $10,404, respectively, for the corresponding periods in 2010.

    The increase in revenues and the cost of goods sold during each of the 2011 periods as compared to the 2010 periods is primarily attributable to the substantial increase in the number of MagShoe™ devices delivered to customers in Africa, Europe and the Far East.

    Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing the MagShoe™ device. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the nine and three months ended September 30, 2011 of $184,245 and $51,261, respectively, compared to $284,769 and $48,084, respectively, for the corresponding periods in 2010. The decrease in research and development expenses for the nine months ended September 30, 2011 is principally attributable to near completion of the new product design and modifications. The slight increase research and development expenses during the three months ended September 30, 2011 relates to the timing of when research and development expenses were incurred.

    Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries, consulting and other professional fees, and other costs related to administrative functions.   We incurred selling, general and administrative expenses for the nine and three months ended September 30, 2011 of $897,014 and $313,072 compared to $882,797 and $246,179, respectively, for the corresponding periods in 2010. The increase in selling, general and administrative expenses for each of the nine and three months ended September 30, 2011 compared to the corresponding periods in 2011 is primarily attributable to increased marketing expenses incurred in connection with our sales of the MagShoe™ device.

    Stock based compensation - In May 2010, we issued 4,000,000 shares of our Common Stock to a consultant. Stock based compensation totaled $2,400 and $-0-, respectively, for the nine and three months ended September 30, 2010 and $-0- during each of the corresponding periods in 2011.

    Interest expense - Interest expense for the nine and three months ended September 30, 2011 were $1,208,930 and $181,977, respectively, compared to $1,023,131 and $194,821, respectively, during the corresponding periods in 2010. Interest expense relates primarily to the placement of our convertible promissory notes. Interest expense for the nine months ended September 30, 2011 includes $641,373 related to the issuance in May 2011 of 6,229 shares of Series A Preferred Stock as consideration for the extending the terms of certain convertible debt. Interest expense for the nine months ended September 30, 2010 includes $477,500 related to the issuance in May 2010 of 4,775 shares of Series A Preferred Stock as consideration for the extending the terms of certain convertible debt.

    Amortizations – The amortizations are included in interest expense in the statement of operations.  During the nine and three months ended September 30, 2011, we recorded amortization of $746,444,and $264,107, respectively, compared to $842,434 and $226,062 for the corresponding period in 2010. Amortization costs relate to the debt discount, beneficial conversion feature, and deferred finance costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

    Preferred stock dividends – In connection with our financing arrangements we have outstanding a total of 111,209 shares of Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now be classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the nine and three months ended September 30, 2011, dividends and deemed dividends totaled $2,625,012 and $948,587, respectively. For the nine and three months ended September 30, 2010, dividends and deemed dividends totaled $2,463,865, and $742,276.

    Net loss – For the nine and three months ended September 30, 2011, we had a net loss of $5,640,232 and $1,713,901, respectively as compared to a net loss of $5,510,634 and $1,472,157 for the corresponding periods in 2010.

LIQUIDITY AND CAPITAL RESOURCES

    We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of November 21, 2011, we had ten full time employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. Nonetheless, without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2010. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. Finally, the DTC “chill” and related matters discussed above are likely to adversely affect our ability to raise capital. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

    As of September 30, 2011, we had a cash balance of $147,980 compared to $211,970 at December 31, 2010.

    Cash used in operating activities was $902,849 for the nine months ended September 30, 2011. The decrease in cash was primarily attributable to funding the loss for the period.

    Cash used in investing activities was $3,175 for the nine months ended September 30, 2011 and represented the acquisition of property and equipment.

    Cash provided by financing activities was $842,034 for the nine months ended September 30, 2011. We received proceeds of $895,335 from the issuance of convertible notes. This was offset by the repayment by our wholly-owed subsidiary of $53,301 on its line of credit.

    To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

    Between December 5, 2007 and January 24, 2008, we issued notes totaling  $5,404,550 in connection with the private placement  to certain accredited institutional and individual investors (the “2008 Investors”) of our Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a ”2008 Note”).  The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007 between the Company and the 2008 Investors. Approximately $2.6 million of amounts the Company owed to these investors from previous financings were offset against such investors’ respective purchases of the 2008 Notes.   The 2008 Notes were originally scheduled to mature in December 2009, but were extended to December 31, 2010 and subsequently further extended to December 31, 2011.  To date, the Company has repaid principal of $1.87 million in the form of 15.2 billion shares of the Company’s Common Stock.

    Between April 29, 2008 and November 25, 2008 (the “April-November 2008 Loans”), we received gross loan proceeds of $442,355 from two 2008 investors and one stockholder. All of these loans were rolled into the financing consummated in December 2008 as discussed below.

    Pursuant to an offering dated October 30, 2008 to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, before the payment of offering related fees and expenses, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Notes (“collectively the “December 2008 Notes”).  The December 2008 Notes were originally scheduled to mature on April 30, 2010, but were extended to December 31, 2010 and subsequently extended to December 31, 2011.  To date, the Company has repaid principal of $233,168 in the form of 1.8 billion shares of the Company’s Common Stock.

     Between April 28, 2009 and December 31, 2009, we raised net proceeds of $1,432,500 from the private placement to certain holders of the December 2008 Notes of $1,432,500 in principal amount of Secured Convertible Promissory Notes (“2009 Notes”) originally due 18 months following issuance   The maturity dates of the 2009 Notes were extended to December 31, 2011.  Proceeds of these funds were used to fund our continuing operations as well as pay down amounts outstanding under a line of credit with a commercial bank in the approximate amount of $267,000 for the benefit of our subsidiary IDO Ltd. In 2010, we raised an additional net proceeds of $318,940, which included the repayment of certain accrued expenses, from the private placement to certain holders of the December 2008 Notes (the “2010 Notes”). To date, the Company has repaid principal of $100,000 in the form of 1.1 billion shares of the Company’s Common Stock.

    In 2011, the Company raised an additional net proceeds of $707,254 from the private placement to certain holders of the December 2008 Notes (the “2011 Notes”) on terms substantially identical with the “2009 and 2010 Notes” with maturity dates from November 2012 to January 2013.

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

    During the quarter ended September 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

    i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $368,400 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

    On January 3, 2011, the former officer filed an answer. A hearing was held on July 3, 2011.  See the discussion below.

    (ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $402,400 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

    On January 3, 2011, the plaintiff filed his affidavit. A hearing was held on July 3, 2011.  See the discussion below.

    In October 2011, the former officer submitted to the court its conclusions. We intend to submit our conclusions by December 15, 2011.

    The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2011 without registration under the Securities Act:

    Between July 1, 2011 and September 30, 2011, we issued 16.2 billion shares of common stock to the holders of the 2008 Notes and December 2008 and 2009 Notes in respect of principal and accrued interest in the aggregate amount of $1,213,261 and in that period, we issued 21 billion  shares of common stock to the holders of the Series A Preferred Shares for $1,578,390 in face value and dividends.

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

IDO SECURITY INC.

Date: November 21, 2011	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT