Form 10-K
period 2011-12-31
IDO Security Inc.
filed 2012-04-16
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-51170

IDO SECURITY INC.
 (Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17 State Street	10004
New York, New York	(Zip Code)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation  S-T ($232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer  ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The registrant had 17,548,138 shares of common stock, par value $0.001 per share, outstanding as of April 12, 2012.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on the OTC Bulletin Board on June 30, 2011, was approximately $1.5 million.

IDO SECURITY INC.
2011 FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY’S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; ABILITY TO RAISE EXISTING FUNDS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY’S INABILITY TO CONTINUE OPERATIONS; THE COMPANY’S INABILITY TO RAISE FUNDS TO CONTINUE OPERATIONS; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY’S AUDITORS; THE EFFECT ON THE COMPANY’S ABILITY TO RAISE FUNDS BY ONGOING “CHILL” ON THE USE OF THE DTC ELECTRONIC STOCK TRANSFER  SYSTEM FOR PRIVATELY ISSUED SHARES OF OUR COMMON STOKCK;  THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY’S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY’S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

ITEM 1. BUSINESS

OVERVIEW

IDO Security Inc. (referred to herein as “we,” “our,” “us,” “IDO,” or the “Company”) is engaged in the design, development and marketing of shoe scanning device (SSD)  for the homeland security and loss prevention markets that are intended for use in security screening procedures to detect metallic objects concealed on or in footwear, ankles and feet through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening to complement the current methods for the detection of metallic items during security screenings and at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations requiring individual security screening. Our common stock trades on the OTC Bulletin Board under the symbol IDOI.

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

From the commencement of operations in March 2002, IDO Ltd. has been engaged in the design, development, manufacturing and marketing of a shoe scanning device (SSD) for the homeland security market that are used in security screening to detect metallic objects (both ferrous and non-ferrous) concealed on or in shoes, ankles and feet through the use of electro-magnetic fields, without the need of removing shoes. IDO conducts its principal design and production operations in Israel through its wholly owned subsidiary IDO Ltd. and revenues are derived principally from shipments to customers in the United States as well as Asian and European countries.

We have designed and developed a security screening footwear and lower body device containing proprietary and patented technology known as the MagShoe. The MagShoe creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear, as well as , up to 45 centimeters from the ground level. The proprietary software included in the MagShoe provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe obviates the need to remove the footwear being inspected and gives the security personnel the advantage of finding threat or valuable objects up to 45 centimeters from ground level.. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe device has been designed to be portable and to integrate into and complement current security screening arrays and systems.

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan.  As of December 31, 2011, we had 10 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further measures to reduce our cash burn including laying-off additional personnel, further curtail marketing efforts or cease operations entirely. Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

We increased revenue from $61,399 in 2010 to $202,787 in 2011. As of December 31, 2011, we have received purchase orders for additional MagShoe™ units. We believe that there are ample opportunities for additional sales of our MagShoe device.

MagShoeTM fills a critical void in today’s detectors by extending screening to the lower body and feet. MagShoeTM’s “shoes-on” design maximizes security, thoroughness and accuracy while eliminating the need to remove shoes for increased convenience and safety. The MagShoeTM is neither invasive nor harmful to the body as some of the other screening devices currently use in the marketplace. It is an ideal device for security and loss prevention at virtually any facility, MagShoeTM is currently in use at international airports, cruise lines, government agencies and more.

The MagShoe™ has been deployed and is in operation in various countries including Israel, China, Spain, Poland, Thailand, The Czech Republic, Australia, Italy, Azerbaijan the Philippines and Germany.  Subject to raising additional capital, we expect to actively pursue certain Requests for Proposals (RFP)and Requests for Information (RFI) for footwear scanners that we are beginning to receive from sources in various countries. We believe that these RFPs further validate the need for a footwear scanning device similar to the MagShoe™. In addition, in January 2006, the MagShoe™ was approved for use by the Department for Transport in the United Kingdom, after field trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems. In December of 2008, we received our certification from the Underwriter’s Laboratory (UL) in the United States, which signifies that the MagShoe™ is safe for sale in the United States.

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

INDUSTRY BACKGROUND

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

The current screening technologies and procedures for screening of shoes, feet and lower body, do not meet the requirements of homeland security agencies throughout the world and in particular, the TSA and DHS. Most screening technologies and devices in use today, deliver unacceptable performance, having persistent problems with high false alarm rates, slow throughput, operator dependence and high transaction costs. This inherent weakness in the security screening process has necessitated the imposing of the security procedure mandating that passengers remove their shoes prior to a security walk-through gate. This new and imposing security procedure in the United States, for ports-of-entry, is generating delays, requires screening of shoes through baggage scanning equipment which may be insufficient in detecting any items that may be located on a persons shoe, ankle and foot, that are within approximately 10cm (4 inches) of the ground. The current protocols for screening were instituted as stop-gap measures until an effective technology could be implemented to solve the problems.

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

Current Marketing Efforts Relating to  the MagShoe

As noted above, the MagShoe has been deployed and is in operation in various countries around the world. Subject to raising additional capital, we expect to actively pursue certain Requests for Proposals (RFP) and Requests for Information (RFI) for footwear scanners that we are beginning to receive from sources in various countries.   We believe that these RFPs further validate the need for a footwear scanning device similar to the MagShoe. In addition, in January 2006, the MagShoe was approved for use by the Department for Transport in the United Kingdom, after field trials were conducted for the Home Office’s Police Scientific Development Branch. In addition, we have been certified by the International Organization for Standardization (“ISO”) under ISO 9001:2000 compliance for the design, development and manufacture of electronic, electro-optic and electro-mechanical systems. In December of 2008, the Company received its certification from the Underwriter’s Laboratory (UL) in the United States, which signifies that the MagShoe is safe for sale in the United States.

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

IDO is working diligently to establish sales through the efforts of its global distributor network and through participation in exhibitions and trade shows in homeland security worldwide. Additionally, in December 2009, we were granted our second patent and our first from the State of Israel.

The failed attempt in December 2009 by the “underwear bomber” to detonate an explosive device on a United States commercial passenger aircraft bound for Detroit from the Netherlands, refocused attention on the still existing holes in the airport security screening process. As a result of this and other continuing security breaches, certain RFI’S and RFP’S have once again begun to be issued. These include an RFI from the TSA (Transportation Security Administration) as well as an RFP from Spain where, in March 2009, we demonstrated a prototype model of MagShoe which increases its detection capabilities from 20 centimeters to 45 centimeters. This design development was requested by several countries. Since that time, we have designed , produced and sold the new 45 centimeter model.

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

In October 2010 we entered into a distribution arrangement with JEI, Inc. a California based company with an extensive history of selling state of the art audio recording devices, a vital security apparatus, to the Federal, State and local governments throughout the United States. As part of that arrangement, JEI has recently resubmitted the MagShoe to the U.S. General Services Administration ( GSA ) for approval and ultimate sale to the various Federal Agencies. Of course no guarantee can be provided that the MagShoe will be approved by the GSA and, even if approved, that ultimately, will be sold to the agencies. We are currently intensifying our efforts to identify and team up appropriate collaborators in the coming months with a view toward enabling us to bring the MagShoe to our various core markets in the United States and  throughout the world while also beginning the process of seeking other state of the art security devices to put through our distribution system to increase the awareness of IDO as a seller and supplier of security devices.

Subject to raising the needed funds, our goal is to incorporate our SSD proprietary technology as a complementary technology to the existing walk through metal detectors (WTMD), thereby augmenting the security equipment and procedures currently used throughout the world. We are also exploring options of integrating our technology with other non-metallic based detection systems.

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

According to our marketing plan, we have and will continue to run field trials and pilot demonstrations. These are directed toward a variety of goals including developing and demonstrating MagShoe’s capabilities and applications. As of  December 2011, we have completed a series of pilot programs at strategic locations of the type mentioned above.

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

In addition, new generation full body scan technology may replace the need for the MagShoe. This technology, commonly known as “backscatter” x-rays, uses high-energy X-ray waves that are more likely to scatter than penetrate materials as compared to lower-energy X-rays used in the medical field. The result is a detailed image of what’s underneath a person’s clothing, enabling screeners to easily identify foreign objects strapped to the human body beneath garments. The technology is currently in use in a number of countries but has not been accepted in the United States and other countries due to invasion of privacy concerns. Further, it is extremely expensive and therefore possibly cost-prohibitive in many venues. Recently, the European Union has taken steps to ban full body scanners and certain organizations in the United States are also looking into whether or not their use of radiation poses a health risk to those being screened. The MagShoe does not utilize any radiation waves and does not pose the heath risks increasingly associated with full body scanners. While no assurance can be provided, management believes that these developments may provide the MagShoe with a competitive edge.

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

EMPLOYEES

At December 31, 2011, we employed 10 full time employees and consultants, all of whom but for our President and acting Chief Executive Officer, work out of IDO Ltd.’s offices in Israel. None of these employees are subject to collective bargaining agreements.

RESEARCH AND DEVELOPMENT

During our 2011 and 2010 fiscal years, we incurred $248,082 and $356,022, respectively, on the research and development of the MagShoe product.

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

Since inception, we have incurred significant operating losses. As of December 31, 2011, we have incurred losses totaling $44.7 million. We believe that we will continue to incur net losses for the foreseeable future as we continue to further develop and promote the MagShoe and related products. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, marketing and administration as we continue to develop our products. These expenditures will necessarily precede the realization of substantial revenues from the sales of our single product line, if any, which may result in future operating losses.

The report of our independent registered public accounting firm for our financial statements for the year ended December 31, 2011 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This “going concern” paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

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

THE CONTINUING CHILL ON THE USE OF THE DTC ELECTRONIC STOCK TRANSFER SYSTEM MAY JEAPORDIZE OUR ABILITY TO CONTINUE OUR BUSINESS

In June 2011, The Depository Trust Company (“DTC”), a subsidiary of The Depository Trust & Clearing Corporation which provides custody and asset servicing for 3.6 million securities issues from the United States and 121 other countries and territories and enables “book-entry” changes to ownership of those securities, applied a “chill” on the use of the DTC electronic stock transfer system for privately issued shares of our common stock.  We believe the DTC exercised its discretionary authority in response to the large number of shares that we were required to issue in repayment of loan obligations to holders of our convertible securities. The DTC Chill applies to all shares newly issued after the Chill went into effect on June 24, 2011 as well as all shares newly released from private placement sales restrictions after the Chill went into effect.  The holders of these shares are key investors whose funds have been supporting the operation and expansion of our business.  We are in dialogue with the DTC to  resolve this matter, but can make no assurances when and/or if the Chill will be lifted.

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

Under the terms of the agreements with the holders of our secured promissory notes that we issued in December 2007 through December 2011, the note holders have a first priority lien on substantially all of our assets, including our cash balances. If we default under the notes, the note holders would be entitled to, among other things, foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the credit facility.

OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION UPON THE CONVERSION OF OUR OUTSTANDING DEBENTURES AND PREFERRED STOCK BECAUSE THESE SECURITIES CONVERT AT A DISCOUNT TO THE MARKET PRICE OF OUR COMMON STOCK AT THE TIME OF CONVERSION.

We currently have outstanding approximately $7.3 million of our 10% secured convertible promissory notes due between December 2011 and  August 2013 (the “Investor Notes”) and approximately $11.5 million in stated value of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”). We are required to make monthly payments with respect to the accrued principal and interest on the notes (dividends, in the case of the Series A Preferred). These payments may be made, at our option, in shares of our Common Stock at a rate equal to 75% of the average of the closing bid prices of the common stock for the five trading days preceding the payment date.

There is an inverse relationship between our stock price and the number of shares issuable upon conversion of these securities. That is, the higher the market price of our Common stock at the time a Debenture is converted or a payment is made with respect to a Series A Preferred Stock, the fewer shares we would be required to issue, and the lower the market price of our Common Stock at the time payment is made with respect to a security, the more shares we would be required to issue. Between January 1, 2011 and December 31, 2011, we issued 8,065,825 post-split shares of our common stock in payment of $2,088,723 of principal and accrued interest in respect of the convertible promissory notes, at a average per share price of $0.259. In addition, between January 1, 2011 and December 31, 2011, we issued 7,816,504 post-split shares of our common stock for the conversion of approximately $2.2 million in Series A Preferred and accrued dividends.

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

          RISKS ASSOCIATED WITH OUR SECURITIES AND CAPITAL STRUCTURE

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of April 12, 2012, we had 20,000,000 authorized post-split shares of Common Stock, of which 17,548,138 shares of our Common Stock were issued and outstanding as of such date. Except with respect to the Investor Notes and the Series A Preferred, approximately 14,190 shares have been reserved for issuance upon exercise of outstanding options and warrants as of April 10, 2012. The effective conversion price of the Investor Notes and the Series A Preferred Stock is variable, and is based upon a 25% discount to the average of the closing bid prices for our common stock for the five trading days preceding the conversion date (not to exceed $450 per share). The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

RISKS RELATED TO OPERATIONS IN ISRAEL

DETERIORATION OF POLITICAL, ECONOMIC AND SECURITY CONDITIONS IN ISRAEL MAY ADVERSELY AFFECT OUR OPERATIONS.

Most of the subsidiary’s laboratory capacity, principal research and development and manufacturing facilities are located in the State of Israel and accordingly, all these may be affected by economic, political and military conditions in the State of Israel. Any major hostilities involving Israel, a substantial decline in the prevailing regional security situation or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Beginning in September 2000, the overall relationship and security situation between Israel and the Palestinians deteriorated significantly and continues to be marked by ongoing violence, also varying in its degree of severity. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party; and during the winter of 2008-2009, Israel was engaged in an armed conflict with Hamas, a militia group and political party operating in the Gaza Strip. These conflicts involved missile strikes against civilian targets in various parts of. To date, these matters have not had any material effect on our business and results of operations, but there can be no assurance that they will not do so in the future.

In addition, civil unrest, often accompanied by violence, has spread throughout the region. Protestors have demanded economic and political reforms, and to date, there have been several regime changes in other countries. Civil unrest could continue to spread throughout the region or grow in intensity, leading to regime changes resulting in governments that are hostile to the US, civil wars, or regional conflict.  There have also been rising international tensions over Iran, which was censured by the United Nations over suspicions that it is trying to develop nuclear weapons. Certain countries have considered actions ranging from economic sanctions to pre-emptive strikes on suspected nuclear sites, and Iranian officials have threatened retaliation by, among other actions, closing the Strait of Hormuz, through which a significant portion of the global crude oil supply is transported.

Prolonged and/or widespread regional conflict in the Middle East could have the following results, among others:

●	Capital market reassessment of risk and subsequent redeployment of capital to more stable areas making it more difficult for us to obtain financing for potential development projects;
●	security concerns in Israel, making it more difficult for our personnel or supplies to enter or exit the country;

●	inability of our service and equipment providers to deliver items necessary for us to conduct our operations in, resulting in delays.

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

ITEM IB. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. We lease our corporate offices are located at 17 State Street, New York, NY 10004.

We lease our facility in Rishon Le’Zion, Israel, comprised of approximately 370 square meters. The lease was scheduled to expire in November 2011 but was renewed for a period of two months and then renewed again in January 2012 for a period of three months through April 2012.

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

A hearing was held on July 3, 2011. In October 2011, the former officer submitted to the court its conclusions.  The Company submitted its conclusions in December 2011. As of the filing of this annual report on Form 10-K, the Court has not rendered judgment.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

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

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years, as quoted on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The prices have been adjusted to reflect the 1- for -3,000 reverse stock split of our common stock that became effective on December 19, 2011.

	LOW	HIGH
Year Ended December 31, 2011
First Quarter	$0.30	$3.94
Second Quarter	$0.30	$0.61
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.14	$0.30

	LOW	HIGH
Year Ended December 31, 2010
First Quarter	$4.55	$15.15
Second Quarter	$1.52	$5.15
Third Quarter	$1.21	$3.03
Fourth Quarter	$2.12	$6.06

As of March 30, 2012, there were 53 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

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

We have designed and developed a security screening device containing proprietary and patented technology known as the MagShoe™. The MagShoe™ creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear, as well as next to or above the ankles, up to 45 centimeters from the ground level. The proprietary software included in the MagShoe™ provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe™ obviates the need to remove the footwear being inspected. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe™ device has been designed to be portable and to integrate into and complement current security screening arrays and systems.

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

In October 2010, we entered into a distribution arrangement with JEI, Inc. a California based company with an extensive history of selling state of the art audio recording devices, a vital security apparatus, to the Federal, State and local governments throughout the United States. As part of that arrangement, JEI has recently resubmitted the MagShoe to the U.S. General Services Administration (GSA) for approval and ultimate sale to the various Federal Agencies. Of course no guarantee can be provided that the MagShoe will be approved by the GSA and, even if approved, that ultimately, will be sold to the agencies. GSA has informed us  that in order to fairly price our product line and place it in its catalogue, we will need to sell new models with an aggregate value at least $100,000. We believe that through recent sales of the MagShoe in Africa, Europe and the Far East we have reached that threshold number; however, no assurance can be provided that we will be successful in obtaining a listing with GSA. JEI has demonstrated the MagShoe device at several governmental facilities while we attempt to obtain our GSA listing.

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

Current Operational Highlights

We recorded revenues of approximately $203,000 for the year ended December 31, 2011, representing our strongest year-end revenues to date. The positive direction of our operations and results in the past year is attributable, in part, to the activities of Mr. Yaniv Beran, who has been serving as the acting General Manager of our Israeli based subsidiary following the departure in May 2011 of the management team overseeing the subsidiary. Prior to working for IDO, Mr. Beran served as the chief technology officer of various companies active in the homeland security and medical device fields.  Mr. Beran is the author of several patents in the field of particle collection for explosive detection devices. As of December 31, 2011, we have received purchase orders for additional MagShoe™ units.  We believe that there are opportunities for additional sales of our MagShoe device.

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

In June 2011, The Depository Trust Company (“DTC”), a subsidiary of The Depository Trust & Clearing Corporation which provides custody and asset servicing for 3.6 million securities issues from the United States and 121 other countries and territories and enables “book-entry” changes to ownership of those securities, applied a “chill” on the use of the DTC electronic stock transfer system for privately issued shares of our common stock.  We believe the DTC exercised its discretionary authority in response to the large number of shares that we were required to issue in repayment of loan obligations to holders of our convertible securities. Until the Chill is resolved, the DTC action is likely to make it more difficult and more costly for us to obtain new sources of capital. Our failure to obtain adequate additional financing would require us to delay, curtail or scale back some or all of our operations, hinders our ability to implement our business plans and could jeopardize our ability to continue our business.

The DTC Chill applies to all shares newly issued after the Chill went into effect on June 24, 2011 as well as all shares newly released from private placement sales restrictions after the Chill went into effect.  The holders of these shares are key investors whose funds have been supporting the operation and expansion of our business. Following the recent order by the Securities and Exchange Commission in March 2012 requiring DTC to conduct a hearing for companies whose stock has been “chilled,” we requested of DTC that we be provided a hearing. As of the filing of this report on Form 10-K, we have not received any response from DTC. No assurances when and/or if the Chill will be lifted.

On December 16, 2011, we implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for 3,000 shares (the “Reverse Split”).   The Reverse Split has been reflected in this Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 (the “2011 Period”) TO THE YEAR ENDED DECEMBER 31, 2010 (the “2010 Period”)

Revenues and cost of goods sold – Revenues for the 2011 Period were $202,787 compared to $61,399 for the 2010 Period, all of which were derived from sales of the MagShoe units.

Costs of goods sold for the 2011 Period were $159,772 compared to $72,498 in the 2010 Period.

The increase in revenues and the cost of goods sold during the 2011 Period as compared to the 2010 Period is primarily attributable to the substantial increase in the number of MagShoe™ devices delivered to customers in Africa, Europe and the Far East.  In 2010, gross profit was negative as a result of the allocation of fixed manufacturing costs.

Research and Development - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries/fees and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $248,082 in the 2011 Period compared to $356,022 in the 2010 Period. The decrease in research and development expenses in the 2011 Period as compared to the 2010 Period is principally attributable to near completion of the new product design and modifications.

Selling, general and administrative expenses - We incurred selling, general and administrative expenses of $1,151,366 in the 2011 Period as compared to $1,205,778 in the 2010 Period. These expenses primarily consist of salaries/fees and other related costs for personnel in executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. The slight decrease in selling, general and administrative expenses during the 2011 Period as compared to the 2010 Period is principally attributable to reduced costs for consultants as well as the reduction in management’s salaries.

Impairment of Goodwill - Goodwill consists of the excess of cost over net assets acquired of IDO Ltd. on March 8, 2007. During the annual impairment evaluation in the fourth quarter of 2010, the results of the impairment analysis indicated the carrying value of goodwill exceeded the fair value and we recorded an impairment charge of $740,000 for 2010.  No impairment was recorded for 2011.

Stock Based Compensation - In May 2010, we issued 4,000,000 shares of our Common Stock to a consultant.  Stock based compensation totaled $0 and $2,400 for the years ended December 31, 2011 and 2010, respectively. Stock-based compensation is non-cash and, therefore, has no impact on cash flow or liquidity.

Interest expense - Interest expense for the 2011 period was $1,389,983 and $1,205,800 for the 2010 Period. Interest expense related primarily to the placement of our convertible promissory notes. Also included in interest expense for 2010 is $477,500 related to the issuance in May 2010 of 1.6 post-split shares of Series A Preferred Stock as consideration for the extending the terms of certain convertible debt.

Amortizations – The amortizations are included in interest expense in the statement of operations.  Amortization for the 2011 Period was $1,022,083 and $1,058,743 for the 2010 Period. Amortization costs relate to the debt discount, beneficial conversion feature, and deferred finance costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

Preferred Stock Dividends – In connection with our financing arrangements in 2011 and 2010, we have issued a total of 21.7 and 2.7 post-split shares, respectively, of Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the year ended December 31, 2011, dividends and deemed dividends totaled $3,593,275 and such amount has been included in interest expense. For the year ended December 31, 2010, dividends and deemed dividends totaled $3,174,284.

Net loss attributable to common stockholders – For year ended December 31, 2011, we had a net loss of $7,363,057 as compared to a net loss of $7,779,041 for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2011. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely. Finally, the DTC “chill” and related matters discussed above are likely to adversely affect our ability to raise capital. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely

As of December 31, 2011, we had a cash balance of $43,726 compared to $211,970 at December 31, 2010.

Cash used in operating activities was $1,188,289 for the year ended December 31, 2011. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $6,066 for the year ended December 31, 2011 attributable to the addition of property and equipment.

Cash provided by financing activities was $1,026,111 for the year ended December 31, 2011. We received proceeds of $985,335 from the issuance of convertible notes.  We also received proceeds from a bank loan received by our subsidiary of $97,016.  These receipts were offset by the repayment of advances under our subsidiary’s line of credit of $53,301 and the repayment of related party loans of $2,939.

To date we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

Between December 5, 2007 and January 24, 2008, we issued notes totaling $5,404,550 in connection with the private placement to certain accredited institutional and individual investors (the “2008 Investors”) of our Secured Convertible Promissory Notes (collectively, the “2008 Notes”, each a ”2008 Note”). The transactions were effected pursuant to a Subscription Agreement, dated as of December 5, 2007 between the Company and the 2008 Investors. Approximately $2.6 million of amounts the Company owed to these investors from previous financings were offset against such investors’ respective purchases of the 2008 Notes. The 2008 Notes were originally scheduled to mature in December 2009, but were extended to December 31, 2010 and subsequently further extended to December 31, 2011. To date, the Company has repaid principal of $1.87 million in the form of 2.2 million post-split shares of the Company’s Common Stock.

Between April 29, 2008 and November 25, 2008 (the “April-November 2008 Loans”), we received gross loan proceeds of $442,355 from two 2008 investors and one stockholder. All of these loans were rolled into the financing consummated in December 2008 as discussed below.

Pursuant to an offering dated October 30, 2008 to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, before the payment of offering related fees and expenses, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Notes (“collectively the “December 2008 Notes”). The December 2008 Notes were originally scheduled to mature on April 30, 2010, but were extended to December 31, 2010 and subsequently extended to December 31, 2011. To date, the Company has repaid principal of $233,168 in the form of 309,000 post-split shares of the Company’s Common Stock.

Between April 28, 2009 and December 31, 2009, we raised net proceeds of $1,432,500 from the private placement to certain holders of the December 2008 Notes of $1,432,500 in principal amount of Secured Convertible Promissory Notes (“2009 Notes”) originally due 18 months following issuance The maturity dates of the 2009 Notes were extended to December 31, 2011. Proceeds of these funds were used to fund our continuing operations as well as pay down amounts outstanding under a line of credit with a commercial bank in the approximate amount of $267,000 for the benefit of our subsidiary IDO Ltd. In 2010, we raised an additional net proceeds of $318,940, which included the repayment of certain accrued expenses, from the private placement to certain holders of the December 2008 Notes (the “2010 Notes”). To date, the Company has repaid principal of $100,000 in the form of 128,000 post-split shares of the Company’s Common Stock.

In 2011, the Company raised an additional net proceeds of $902,254 from the private placement to certain holders of the December 2008 Notes (the “2011 Notes”) on terms substantially identical with the other Notes issued with maturity dates from November 2012 to August 2013.

    Additionally, in December 2011, the holders of approximately 74% of the outstanding principal amount of the Notes have agreed that Notes issued after December 15, 2011 are to be accorded first lien priority in the collateral securing the repayment obligations of the notes and that any repayment obligations currently owing on all notes issued prior to December 15, 2011 are subordinated to the repayment obligations incurred by the Company in connection with the new notes issued on or after December 15, 2011. The consenting holders represent more than the requisite Majority in Interest required under the transaction documents for this matter, and accordingly their agreement is binding upon all note holders.

In April 2012, the holders of approximately 67% of the outstanding principal amount of the Notes, representing the requisite Majority in Interest under the transaction documents, waived all existing Events of Default through June 30, 2012, including those associated with past due maturity dates on certain 2008 Notes, December 2008 Notes, 2009 Notes, 2010 Notes and 2011 Notes.

For the period January 1, 2012 through April 5, 2012, the Company raised net proceeds of $254,370 on terms substantially identical with the other Notes issued with maturities from July 2013 through September 2013.

In 2010, we issued short-term notes to certain of the 2008 Investors in the principal amount of $1,305,000. The outstanding notes bore interest at the rate of 10% per annum and were due at various dates through May 2011 or the closing of a new investment.  In February 2011, the outstanding principal amounts and accrued interest on these Notes were rolled into two year Secured Convertible Notes substantially identical with the “2009 and 2010 Notes” with maturity dates in August 2012.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, we adopted Accounting Statement Update (“ASU”) 2009-13 (“ASU 2009-13”), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method.  The adoption of the provisions of ASU 2009-13 did not have a material effect on our financial position, results of operations or cash flows.

On January 1, 2011, we adopted ASU 2010-17 (“ASU 2010-17”), “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of the provisions of ASU 2010-17 did not have a material effect on our financial position, results of operations or cash flows.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 (“ASU 2011-05”), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011. We do not expect ASU 2011-05 to have any impact on our financial position and results of operations.

In September 2011, the FASB issued ASU 2011-08 (“ASU 2011-08”), “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. We have elected to early adopt this update to be effective for the fiscal year beginning January 1, 2011. Our annual goodwill impairment test is conducted in the fourth quarter. The adoption of ASU 2011-08 did not have a material effect on our financial position, results of operations or cash flows.

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

 MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We carried out an evaluation, under the supervision and with participation of management, including our President and Acting Chief Executive Officer (who also serves as our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control - Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

During the quarter ended December 31, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The names, ages and positions of our directors, executive officers and key employees are as follows:

Name	Age	Position
Michael Goldberg	61	President, Acting Chief Executive Officer and Director

John Mitola	44	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2011, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements for the fiscal year ended December 31, 2011.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth all compensation for each of the last two fiscal years awarded to, or earned by, our Chief Executive Officer and the most highly compensated executive officer other than the Chief Executive Officer serving as such at the end of 2011 whose total compensation exceeded $100,000 for the year ended December 31, 2010.

Name and
Principal				Option	All Other
Position(s)	Year	Salary		Awards	Compensation	Total

Michael
Goldberg,	2011	$198,000	(1)	$--	$--	$198,000
President and
Acting Chief	2010	$198,000	(2)	$--	$--	$198,000
Executive
Officer
(and Principal
Financial
Officer)

Henry Shabbat,
Chief	2011	$24,000		$--	$18,000(4)	$42,000
Operating
Officer of IDO	2010	$81,000	(3)	$--	$--	$81,000
Security Ltd.

1. Of the amount earned, approximately $86,000 was paid and $112,000 was deferred as of December 31, 2011.  See “Michael Goldberg”, below.

2. Of the amount earned, approximately $90,000 was paid and $108,000 was deferred as of December 31, 2010. See “Michael Goldberg”, below.

3. Of the amount earned, approximately $72,000 was paid and $9,000 was deferred as of December 31, 2010.  See “Henry Shabbat”, below.

4. Represents severance payment.   See “Henry Shabbat”, below.

Employment/Consulting Agreements

          Michael Goldberg. On June 20, 2007, we entered into an employment agreement with Mr. Goldberg, which became effective as of July 2, 2007, pursuant to which Mr. Goldberg was retained as our President. The employment agreement has an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Goldberg is entitled to an annual salary of $198,000, payable monthly.  However, in order to reduce operating expenses and conserve cash, since October 2008, Mr. Goldberg has been deferring a part of his salary until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2010, such deferred amount totaled an aggregate of $315,292. Mr. Goldberg can terminate the employment agreement and the relationship thereunder at any time upon 60 days’ notice. If during the initial term the Company were to terminate the agreement for any reason other than “Just Cause” (as defined the employment agreement), then the Company is to pay to Mr. Goldberg the salary then payable under the agreement through the scheduled expiration of the initial term; if such termination for any reason other than “Just Cause” were to take place during a renewal period, then the Company is to pay to Mr. Goldberg an amount equal to three months’ salary. Under the agreement, Mr. Goldberg was awarded options to purchase 400 post-split shares of the Company’s common stock, of which options for 175 post-split shares, at a per share purchase price of $510, were fully vested at the time of grant and options for the remaining shares, which have vested, are exercisable at per share exercise prices ranging between $750 and $3,750. Mr. Goldberg has served as our Acting Chief Executive Officer since June 2006.

          Henry Shabbat. On July 1, 2007, IDO Ltd. and Henry Shabat Ltd., a company owned by Mr. Henry Shabat, entered into a Management Agreement pursuant to which Mr. Shabat served as IDO Ltd.’s Chief Operating Officer until his resignation from the Company’s employment in May 2011. Under the management agreement, Mr. Shabat was paid a monthly fee of $6,000. However, in order to reduce operating expenses and conserve cash, since December 2008, Mr. Shabbat has been deferring a part of his salary.

          On May 18, 2011, Mr. Henry Shabat resigned from his position as General Manger of IDO Security Ltd. In connection with his resignation, IDO Security Ltd. and Mr. Shabat entered into an agreement pursuant to which IDO Security Ltd. remitted to Mr. Shabbat $18,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2011

          The following table sets forth information as of December 31, 2011, concerning unexercised options for the purchase of common stock held by the named executive officers.   The table reflects post-split shares and share prices.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael Goldberg	175	—	$510	6/20/14
	28	—	750	9/30/14
	28	—	1,260	12/30/14
	28	—	1,740	3/31/15
	28	—	2,160	6/30/15
	28	—	2,850	9/30/15
	28	—	3,240	12/30/15
	28	—	3,510	3/31/16
	28	—	3,750	6/30/16
Henry Shabat	10	—	$510	9/30/12
	10	—	750	12/31/12
	10	—	1,260	3/31/13
	10	—	1,740	6/30/13
	10	—	2,160	9/30/13
	10	—	2,850	12/31/13
	10	—	3,240	3/31/14
	10	—	3,510	6/30/14

  Compensation of Directors

           It is our policy to reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings.

   The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Directors during 2011.

Name	Fees Earned (1)	Option Awards	Total
Irit Reiner (1)	$2,476	$—	$2,476
John Mitola	$3,000	$—	$3,000

(1)	Ms. Reiner resigned from her directorship on June 30, 2011.

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

            In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 30, 2012. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 17,548,120 post-split shares of common stock outstanding at March 30, 2012.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Michael Goldberg President and acting Chief Executive Officer c/o 17 State Street New York, NY	400	(1)	*
Henry Shabat Chief Operating Officer of IDO Security Ltd. c/o 17 State Street New York,, NY (2)	-		*
John Mitola Director c/o 17 State Street New York, NY	33	(3)	*
All directors and officers as a group (2 persons)	433		*

* Less than 1%.

(1)	Represent shares of Common stock issuable upon exercise of employee stock options.
(2)	Mr. Shabbat resigned from the Company on May 18, 2011.
(3)	Represent shares of Common stock issuable upon exercise of employee stock options.

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

          The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2011. The table reflects post-split shares and share prices.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	1,130	$1,130	170

Equity compensation plans not approved by security holders:	—	—	—
TOTAL	1,130	$1,130	170

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

          Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the fiscal years ended December 31, 2011 and 2010 are set forth below.

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010

Audit Fees	$82,500	$82,500

Audit Related Fees	$3,000	$3,705

Tax Fees	$—	$—

All Other Fees	$—	$—

Total	$85,500	$86,205

          Audit Fees were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

          Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.  The fees in 2011 and 2010 related to the Company’s responses to comment letters received from the SEC.

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

10.5	Employment Agreement dated as of June 1, 2007 between IDO Security Inc. and Michael Goldberg, filed as an exhibit to the Quarterly Report on Form 10-QSB for the three months ended June 30, 2007. +

10.6	Management Agreement dated as of July 1, 2007 between IDO Security Ltd. and Henry Shabat Ltd., filed as an exhibit to the Quarterly Report on Form 10-QSB for the three months ended June 30, 2007. +

10.7	Company’s 2007 Equity Incentive plan, filed as an exhibit to the Company’s information statement filed on February 26, 2008.

10.8	Company’s 2007 Non-Employee Directors Stock option Plan, filed as an exhibit to the Company’s information statement filed on February 26, 2008.

31	**	Certification of the Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	**	Certification of the Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

**	Attached hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 16, 2012
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Goldberg	President, Acting Chief Executive Officer and Director	April 16, 2012
Michael Goldberg

/s/ John Mitola	Director	April 16, 2012
John Mitola

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IDO Security, Inc.

We have audited the accompanying consolidated balance sheets of IDO Security, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
April 16, 2012

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$43,726	$211,970
Accounts receivable	-	-
Inventories	312,853	288,311
Prepaid expenses and other current assets	76,428	98,595

Total current assets	433,007	598,876

Property and equipment, net	51,396	59,381
Goodwill	1,215,002	1,215,002

Total assets	$1,699,405	$1,873,259

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,575,810	$3,494,861
Bank line of credit	-	53,301
Loans payable - bank	97,016	-
Convertible promissory notes
(net of discount of $800,902 and $201,284)	6,429,007	6,160,224
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $2,063,596 and $503,210)	8,911,712	6,227,330
Loans payable - related parties	80,659	83,598

Total current liabilities	20,094,204	16,019,314

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $63,443 and $-0-)	50,734	-
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $99,743 and $-0-)	71,090	-
Accrued severance pay	154,499	156,868
Notes payable	-	1,305,000

Total liabilities	20,370,527	17,481,182

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock
6,600 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
20,000,000 shares authorized, respectively;
17,548,138 and 1,665,728 issued and outstanding, respectively	17,548	1,666
Additional paid-in capital	25,999,397	21,715,421
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(44,687,736)	(37,324,679)

Total stockholders’ deficiency	(18,671,122)	(15,607,923)

Total liabilities and stockholders’ deficiency	$1,699,405	$1,873,259

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010

Revenues	$202,787	$61,399

Cost of sales	159,772	72,498

Gross profit (loss)	43,015	(11,099)

Operating expenses
Research and development expenses	248,082	356,022
Selling, general and administrative expenses	1,151,366	1,205,778
Stock based compensation - selling, general and administrative	-	2,400
Impairment of goodwill	-	740,000

Total operating expenses	1,399,448	2,304,200

Loss from operations	(1,356,433)	(2,315,299)

Interest expense (including amortization of debt and preferred stock discount,
beneficial conversion features, dividends and deferred finance costs)	(6,005,341)	(5,438,827)
Interest income	-	15
Foreign currency translation	(1,283)	(24,930)

Net loss	$(7,363,057)	$(7,779,041)

Basic and diluted loss per share:	$(0.90)	$(6.01)

Weighted average number of shares outstanding
Basic and diluted	8,199,175	1,293,301

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

							Accumulated
					Additional		Other	Common	Deferred
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stock	Stock Based
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Subscribed	Compensation	Total

Balances at January 1, 2010	-	$-	660,973	$661	$19,807,912	$(29,545,638)	(331)	-	-	(9,737,396)

Conversion of convertible
promissory notes and
accrued interest and fees	-	-	517,031	517	1,113,225	-	-	-	-	1,113,742
Conversion of convertible
Preferred stock			486,392	487	791,623					792,110
Warrants issued in connection
with debt placement	-	-	-	-	262	-	-	-	-	262
Shares issued for services			1,332	1	2,399					2,400
Net loss	-	-	-	-	-	(7,779,041)	-	-	-	(7,779,041)

Balances at December 31, 2010	-	-	1,665,728	1,666	21,715,421	(37,324,679)	(331)	-	-	(15,607,923)

Conversion of convertible
promissory notes and
accrued interest and fees	-	-	8,065,825	8,066	2,080,657					2,088,723
Conversion of convertible
Preferred stock			7,816,585	7,816	2,203,150	-	-	-	-	2,210,966
Warrants issued in connection
with debt placement	-	-	-	-	169	-	-	-	-	169
Shares issued for services
Net loss	-	-		-	-	(7,363,057)	-	-	-	(7,363,057)

Balances at December 31, 2011	-	$-	17,548,138	$17,548	$25,999,397	$(44,687,736)	$(331)	$-	$-	$(18,671,122)

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,363,057)	$(7,779,041)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	14,050	21,187
Amortization of note discount	4,615,358	4,180,365
Amortization of beneficial conversion feature of convertible debt	-	48,439
Stock based compensation	-	2,400
Intrerest and exhange rate differences	-	-
Stock issued in lieu of interest and other charges	1,351,745	810,007
Impairment of goodwill	-	740,000
Decrease in net liability for severance pay	(2,369)	(5,343)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	-	4,360
Inventory	(24,542)	(226,092)
Prepaid expenses and other current assets	22,167	(32,982)
Accounts payable	(348,988)	196,907
Accrued expenses and other current liabilities	547,347	379,329

Net cash used in operating activities	(1,188,289)	(1,660,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,066)	(14,269)

Net cash used in investing activities	(6,066)	(14,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	985,335	318,940
Proceeds from loan payable - bank	97,016	-
(Repayments of) proceeds from loans payable - related parties	(2,939)	38,772
Proceeds from short-term debt	-	1,305,000
(Repayment) proceeds from bank line of credit	(53,301)	47,432

Net cash provided by financing activities	1,026,111	1,710,144

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(168,244)	35,411

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	211,970	176,559

CASH AND CASH EQUIVALENTS - END OF YEAR	$43,726	$211,970

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuances of common stock for the conversion of
convertible promissory notes and acrued interest	$2,088,723	$1,113,742
Issuances of common stock for the conversion of
convertible preferred stock and accrued dividends	$2,210,966	$792,110

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

IDO Security Inc. (hereinafter, “IDO” or the “Company”) was incorporated in the State of Nevada on January 23, 2004 and is engaged in the design, development and marketing of a footwear scanning device (SSD) for the homeland security and loss prevention markets that are intended for use in security screening procedures and are designed to detect concealed metallic objects on or in footwear, ankles and feet through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening and detection market to complement the current detection methods for detecting metallic items during security screenings at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations requiring individual security screening. The consolidated financial statements include the accounts of IDO and IDO Security Ltd. (“IDO Ltd.”), its wholly-owned subsidiary (collectively the “Company”).

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

On December 16, 2011 the Company implemented a reverse stock split of its outstanding common stock and preferred stock at a ratio of 1-for-3,000 shares and the Company’s authorized but unissued capital was proportionately reduced.  All share figures and results are reflected on a post-split basis.  See Note 9.

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2011, the Company had not achieved profitable operations, had accumulated losses of $44.7 million (since inception), a working capital deficiency of $19.6 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or management’s ability to find sources of equity capital. The Company needs to raise significant funds on an immediate basis in order to continue to meet its liquidity needs, realize its business plan and maintain operations.  The Company’s current cash resources are not sufficient to support its operations as presently conducted or permit it to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all.

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities. From December 2007 through December 2011, the Company received net proceeds of approximately $5.9 million from the proceeds of the private placement to certain accredited investors of its 10% Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans. See Notes 7 and 8 below.

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

Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of three months or less at the date acquired to be cash equivalents.  The Company had no cash equivalents at December 31, 2011.  Cash equivalents consist of a money market account at December 31, 2010.

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

Functional Currency
The majority of Company’s sales are in United States dollars. In addition, the majority of the Company’s investing and financing activities are in United States dollars. Accordingly, the Company has determined the United States dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured in United States dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”  All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

Warranties
The Company accounts for its warranties under the FASB ASC 450 “Contingencies.” The Company generally warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial acceptance by our customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. The Company’s policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of products under warranty has been minimal, and a historical percentage has not been established. The Company has not provided for any reserves for such warranty liability.

Concentrations of Credit Risk

Cash:
The Company maintains its cash and cash equivalents in various financial institutions in the United States and Israel which, at times, may be in excess of insured limits.  The Company has not experienced any losses in such accounts.

Revenue:
For the years ended December 31, 2011 and 2010, shipments to China accounted for 37% and 39% of the Company’s revenue, respectively.

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

Inventories at December 31, 2011 consisted of components totaling $157,285 and partially completed and completed devices totaling $155,568.  Inventories at December 31, 2010 consisted of components totaling $81,972 and partially completed and completed devices totaling $206,339.

Accounts Receivable
Under the terms of sale, customers must pay for the merchandise before delivery.  As such, there were no accounts receivable at December 31, 2011 and 2010.

Property and Equipment
Property and equipment are stated at cost.  Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill
Goodwill consists of the excess of cost over net assets acquired of IDO Ltd. on March 8, 2007. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.   The Company tests goodwill for impairment using a market based model.  The Company performs annual impairment testing on a recurring basis in the last quarter of each year. Impairments, if any, are expensed in the year incurred.  The Company did not record an impairment in 2011.  In 2010, the results of the impairment analysis indicated that the carrying value of goodwill exceeded the fair value. Therefore, the Company recorded an impairment charge of $740,000 in 2010.

Research and Development
Costs incurred in connection with the research and development of the Company’s products is expensed as incurred.

Advertising and Marketing
The Company recognizes advertising and marketing expenses in the period incurred.  Advertising amounted to $7,472 and $48,411 for the years ended December 31, 2011 and 2010, respectively.

Severance Pay
The Company’s subsidiary liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof (on a pro-rata basis). Such liability in Israel is fully provided by monthly deposits in accordance with insurance policies and by an accrual. The deposited funds include profits accumulated through December 31, 2011. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

Income Taxes
The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, “Income Taxes”, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation”. Under the fair value recognition provision of the ASC, stock-based   compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

Earnings (loss) per Share
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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	of as
	December 31
	2011	2010
Warrants	13,988	8,745
Convertible notes	18,093	15,839
Stock options	1,163	1,163
Convertible preferred stock	29,268	17,378

Fair Value of Financial Instruments
Substantially all of the Company’s financial instruments, consisting primarily of cash equivalents, accounts payable and accrued expenses, other current liabilities and convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Recently Issued Accounting Pronouncements
On January 1, 2011, the Company adopted Accounting Statement Update (“ASU”) 2009-13 (“ASU 2009-13”), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method.  The adoption of the provisions of ASU 2009-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On January 1, 2011, the Company adopted ASU 2010-17 (“ASU 2010-17”), “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of the provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 (“ASU 2011-05”), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011. The Company does not expect ASU 2011-05 to have any impact on its financial position and results of operations.

In September 2011, the FASB issued ASU 2011-08 (“ASU 2011-08”), “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The Company has elected to early adopt this update to be effective for the fiscal year beginning January 1, 2011. The Company’s annual goodwill impairment test is conducted in the fourth quarter. The adoption of ASU 2011-08 did not have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management has reviewed subsequent events through the date of the filing.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2011 and 2010:

	2011	2010
Computer equipment	$59,801	$54,022
Other equipment	17,075	17,075
Lab equipment	6,716	6,716
Office furniture	19,899	19,613
Leasehold improvements	40,753	40,753
	144,244	138,179

Less: accumulated depreciation	92,848	78,798

	$51,396	$59,381

Depreciation amounted to $14,050 and $16,964 for the years ended December 31, 2011 and 2010, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2011 and 2010:

	2011	2010
Accounts payable	$539,911	$573,607
Accrued registration penalty (see Note 8)	516,137	516,137
Accrued interest	797,627	815,630
Accrued dividends	2,024,496	1,089,724
Accrued compensation costs	472,911	368,735
Accrued professional fees	89,004	66,504
Customer deposits	40,000	-
Accrued other	95,724	64,524

	$4,575,810	$3,494,861

NOTE 5 – BANK LINE OF CREDIT

IDO Ltd. had a line of credit from its commercial bank. Advances under the line of credit were repaid in 2011.  At December 31, 2010, the Company owed $53,301 under the line of credit.

NOTE 6 – LOANS PAYABLE - BANK

In December 2011, IDO Ltd. received a loan from its commercial bank.  The loan bears interest at a rate of 3% per annum and matures in June 2012.  Guarantees for the loan were given by a 2008 Investor (as defined in Note 8(i) below). At December 31, 2011, the Company owed $97,016.

NOTE 7 – NOTES PAYABLE

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

In February 2011, the Company issued new notes totaling $1,456,880 (2011 Notes – see Note 8) refinancing the principal of the notes previously issued as well as the unpaid accrued interest. See Note 8 (iii) for a full discussion.

At December 31, 2011 and 2010, notes payable totaled $0 and $1,305,000, respectively.  As a result of the refinancing, the notes payable were classified as non-current liabilities at December 31, 2010.

NOTE 8 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	December 31,
	2011	2010
2008 Notes - secured and convertible - interest at 10% - see (i) below	$2,518,445		$3,665,001

December 2008 Notes - secured and convertible – interest at 10% - see (ii) below	815,062		970,063

2009 - 2011 Notes - secured and convertible - interest at 10% - see (iii) below	4,010,579		1,726,440

Total	7,344,086		6,361,504

Less: Discount	(864,345)		(201,283)
	6,479,741		6,160,221
Less Current Portion	(6,429,007)		(6,160,221)

Total	$50,734	$	-------

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

In connection with the issuance of the 2008 Notes, the Company issued to the 2008 Investors, warrants (the “2008 Investor Warrants”) to purchase up to 1,802 post-split shares of the Company’s Common Stock, of which warrants for 901 post-split shares are exercisable at a per share exercise price of $6,000 and warrants for 901 post-split shares are exercisable at a per share exercise price of $9,000. The per share exercise price of the 2008 Investor Warrants were subsequently reduced to $450 in connection with the investment in December 2008 Notes discussed below in (ii).

The 2008 Notes were originally convertible into shares of Common Stock at the holder’s option at any time at an initial conversion price of $3,000 per share (the “Fixed Conversion Price”), subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the 2008 Notes accrues at the rate of 10% per annum and is payable upon a required monthly repayment or upon maturity, whichever occurs first, and will continue to accrue until the 2008 Notes are fully converted and/or paid in full.

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

The 2008 Notes, originally scheduled to mature in December 2009 and subsequently extended to December 31, 2010, were further extended in January 2011 to December 31, 2011 and all existing defaults were waived.  All but one holder agreed to the extension and also agreed to waive all then existing defaults. The sole non-consenting investor’s note was paid out in accordance with its terms in shares of the Company’s Common Stock.  In consideration of the extension of the maturity dates, on May 10, 2011, the Company issued shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors. The non-payment of the outstanding balance of these notes  upon maturity on  December 31, 2011 constituted an Event of Default under the transaction documents with the 2008 Investors. The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action has not been commenced by the note holders. Additionally, in April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012.

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

For the year ended December 31, 2011, principal in the amount of $1,164,865 and accrued interest totaling $595,222 was repaid in the form of 6.8 million post-split shares of the Company’s Common Stock.

(ii)  Secured Convertible Promissory Note and Series A Convertible Preferred Stock

Pursuant to an offering dated October 31, 2008 (the “December 2008 Private Placement”) to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, after the payment of offering related fees and expenses of $19,250, from a private placement of $1,066,540 in principal amount of Secured Convertible Promissory Notes due April 20, 2010 (“collectively the “December 2008 Notes”) and 8.9 post-split shares of Series A Preferred. In addition, in connection with the issuance of the December 2008 Notes and the Series A Preferred, the Company issued to the investors warrants (the “Warrants”; together with the December 2008 Notes and the Series A Preferred, the “Purchased Securities”) to purchase in the aggregate up to 2,370 post-split shares of the Company’s Common Stock at a per share exercise price equal to $750. The Warrants are exercisable through October 31, 2013 at a per share exercise price of $750.  The warrants include a ‘cashless exercise’ provision.  The amount raised included $478,816 in principal and accreted interest on loans advanced to the Company between April and November 2008 by two purchasers that were offset against such purchasers’ respective purchases of the Purchased Securities.

For financial reporting purposes, the Company recorded a discount of $845,743 to reflect the value of the Warrants and Series A Preferred issued and an additional discount of $220,797 to reflect the beneficial conversion feature of the December 2008 Notes. The discounts are being amortized to the date of maturity unless converted earlier.

The December 2008 Notes are convertible into shares of Common Stock at the holder’s option at any time at an initial conversion price of $450 per share (the “Fixed Conversion Price”), subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the December 2008 Notes accrues at the rate of 10% per annum and is payable upon a required repayment (discussed below) or upon maturity, whichever occurs first, and will continue to accrue until the December 2008 Notes are fully converted and/or paid in full. From and after an event of default under the December 2008 Notes and for so long as the event of default is continuing, the December 2008 Notes will bear default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law.

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

The December 2008 Notes were scheduled to mature on April 30, 2010. However, in March 2010, the holders of approximately 72% of the outstanding principal amount of the December 2008 Notes extended the maturity date of the December 2008 Notes to December 31, 2010. In consideration of the extension, on May 4, 2010, the Company issued 745 shares of Series A Preferred Stock with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors. With respect to the remaining 28% of the principal amount of the December 2008 Notes who did not agree to the extension of the maturity date, the Company issued 43,000 post-split shares of the Company’s Common Stock, in full satisfaction of principal and accrued interest of $69,660.   In January 2011, the holders agreed to a further extension of the maturity dates to December 31, 2011 and a waiver of all existing defaults. In consideration of the extension of the maturity dates, on May 10, 2011, the issued shares of Series A Preferred with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors.

The non-payment of the outstanding balance of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents. The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action has not been commenced by the note holders.  Additionally, in April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012.

For the year ended December 31, 2011, principal in the amount of $136,692 and accrued interest totaling $88,147 was repaid in the form of 224,839 post-split shares of the Company’s Common Stock.

(iii) 2009 - 2012 Notes and Series A Preferred

In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of secured convertible promissory notes (the “2009 Notes”), Series A Preferred and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 7(ii) above, for aggregate gross proceeds to not exceed $1.5 million.  Between April 28, 2009 and December 31, 2009, the Company raised net proceeds of $1,332,500 ($100,000 was rolled over from the 2008 financing) from the private placement to certain holders of the December 2008 Notes of $1,432,500 in principal amount of 2009 Notes and 35,814 shares of Series A Preferred. Commencing on the six month anniversary date of the 2009 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2009 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2009 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investment, the Company issued to the holders of the 2009 Notes, warrants to purchase in the aggregate up to 3,183 post-split shares of the Company’s common stock at per share exercise price equal to $750. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

For financial reporting purposes, the Company recorded a discount of $1,024,732 to reflect the value of the Warrants and Series A Preferred issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 2.41% - 2.71%, a dividend yield of 0% and volatility of 135%. The discounts are being amortized to the date of maturity unless converted earlier.

In January 2010, March 2010 and May  2010, the Company raised net proceeds of $318,940, which included the repayment of certain accrued expenses, from the private placement to certain holders of the December 2008 Notes (the “2010 Notes”). The Company issued $318,940 in principal amount of 2010 Notes and 2.7 post-split shares of Series A Preferred. Commencing on the six month anniversary date of the 2010 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2010 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2010 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investment, the Company issued to the holders of the 2010 Notes, warrants to purchase in the aggregate up to 709 post-split shares of the Company’s common stock at per share exercise price equal to $750. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

For financial reporting purposes, the Company recorded a discount of $227,889 to reflect the value of the Warrants and Series A Preferred issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 2.16% - 2.30%, a dividend yield of 0% and volatility of 135%. The discounts are being amortized to the date of maturity unless converted earlier.

In January 2011, all but one holder of the 2009 Notes and the holders of the 2010 Notes extended the maturity dates of the Notes to December 31, 2011 and waived all existing defaults. In consideration of the extension of the maturity dates, on May 10, 2011, the Company issued shares of Series A Preferred with a stated value equal to 10% of the principal amount of the 2009 Notes and 2010 Notes then held by such investors. The 2009 Note in the principal amount of $75,000 held by the sole non-consenting holder was paid out in the form of one billion shares in September 2011.

The non-payment of the outstanding balance of these notes upon maturity on December 31, 2011 constitutes an Event of Default under the transaction documents. The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  See Item (iv) below..

For the year ended December 31, 2011, the Company raised $2,359,134 which includes $1,456,880 of rolled over notes payable and accrued interest in addition to $902,254 of new invested capital, from four holders of the December 2008 Notes (the “2011 Notes”). The Company issued $2,359,134 in principal amount of 2011 Notes and 19.7 post-split shares of Series A Preferred. Commencing on the six month anniversary date of the 2011 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the 2011 Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the 2011 Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

In connection with such investments, the Company issued to the holders of the 2011 Notes, warrants to purchase in the aggregate up to 5,242 post-split shares of the Company’s Common Stock at per share exercise price equal to $750. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

For financial reporting purposes, the Company recorded a discount of $1,685,502 to reflect the value of the Warrants and Series A Preferred issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 0.86% - 1.97%, a dividend yield of 0% and volatility of 135%. The discounts are being amortized to the date of maturity unless converted earlier.

For the year ended December 31, 2011, principal in the amount of $75,000 and accrued interest totaling $28,797 was repaid in the form of 461,319 post-split shares of the Company’s Common Stock.

For the period January 1, 2012 through April 5, 2012, the Company raised $254,370 from holders of the December 2008 Notes and one new investor (the “2012 Notes”).  The Company issued $254,370 in principal amount of 2012 Notes and 2.1227 post-split shares of Series A Preferred. The terms of the 2012 Notes are substantially the same as the other Notes issued.  In connection with such investments, the Company issued to the holders of the 2012 Notes, warrants to purchase in the aggregate up to 565 post-split shares of the Company’s Common Stock at per share exercise price equal to $750. The warrants are exercisable through the fifth anniversary of issuance. Proceeds of these funds were used to fund the Company’s continuing operations.

(iv)  Priority of Payments of Notes

The holders of approximately 74% of the outstanding principal amount of the Notes have agreed that Notes issued after December 15, 2011 (“New Notes”) shall be accorded first lien priority in the collateral (as defined) and that any repayment obligations currently owing on Notes issued on or before October 26, 2011 shall be subordinated to the repayment obligations incurred by the Company in connection with the New Notes. The consenting holders represent more than the requisite Majority in Interest required under the transaction documents for this matter, and accordingly their agreement is binding upon all note holders.

(v) Waiver of Existing Defaults

In April 2012, the holders of approximately 67% of the outstanding principal amount of the Notes representing the Majority in Interest under the transaction documents, waived all existing Events of Default through June 30, 2012, including those associated with past due maturity dates on certain 2008 Notes, December 2008 Notes, 2009 Notes, 2010 Notes and 2011 Notes were extended to June 30, 2012.

(vi) Maturities of Convertible Promissory Notes

The maturities on the Notes are $6,054,527 past due that were payable in 2011, $1,175,382 payable in 2012 and $114,177 payable in 2013.

NOTE 9 - STOCKHOLDERS’ DEFICIENCY

Authorized Shares

The Company’s Board of Directors is authorized to issue from time to time up to 6,667 post-split shares of preferred stock in one or more series, and to fix for each such series such voting power and such designations, preferences, relative participating or other rights, redemption rights, conversion privileges and such qualifications or restrictions thereof as shall be adopted by the board and set forth in an amendment to the Company’s Certificate of Incorporation. Unless a vote of any shareholders is required pursuant to the rights of the holders of preferred stock then outstanding, the board may from time to time increase or decrease (but not below the number of shares of such series outstanding) the number of shares of any series of Preferred Stock subsequent to the issuance of shares of that series.

On November 10, 2010, a majority of the Company’s stockholders authorized, at the recommendation of the Company’s Board of Directors, an increase the number of shares of Common Stock to 20,000,000 post-split shares. The increase became effective on December 23, 2010.

On December 16, 2011 the Company implemented a reverse stock split of its outstanding common and preferred stock at a ratio of 1-for-3,000 shares.  In connection with the reverse stock split, the Company’s Certificate of Incorporation was amended such that the Company’s issued and outstanding common stock and the Series A Preferred, as well as the Company’s authorized but unissued capital, was proportionately reduced.

Stock Issuances

Common Stock

At various times in 2011 and 2010, a total of 8.066 million and 517,000 post-split shares of common stock, respectively, were issued in connection with the conversion of principal and accrued interest on convertible securities.  See Note 8.

In 2011, the Company issued 7.817 million post-split shares of common stock upon the conversion of 7 post-split shares of Series A Preferred.

In 2010, the Company issued 486,392 post-split shares of common stock upon the conversion of 2.6 post-split shares of Series A Preferred.

In May 2010, the Company issued 1,333 post-split shares of its common stock as compensation to a consultant.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred filed with the Nevada Secretary of State.  In December 2011, in connection with a reverse stock split described above, the Company’s Certificate of Incorporation was amended to decrease the number of shares of preferred stock designated as Series A Preferred to 66.6667 shares.  At December 31, 2011 and 2010, 37.2 and 20.8 post-split shares, respectively, of Series A Preferred Stock were issued and outstanding.

From January 2010 through May 2010, in connection with the issuance of the 2010 Notes more fully discussed above in Note 8(iii), the Company issued 4.3 post-split shares of Series A Preferred Stock.

For financial reporting purposes, the Company recorded a discount to reflect the difference between the stated value of the shares issued and the fair value of the shares issued. The discount is being amortized to the redemption dates unless converted earlier.

In July 2010, 2.6 post-split shares of Series A Preferred were converted into 486,392 post-split shares of common stock.

As discussed in Note 8(i), the 2008 Notes matured on December 31, 2009 without being paid out in accordance with the terms of the Notes. In March 2010, certain holders of the 2008 Notes extended the maturity date of the 2008 Notes to December 31, 2010. In consideration of these actions, on May 4, 2010, the Company issued 1.34 post-split shares of Series A Preferred with a stated value equal to 10% of the principal amount of the 2008 Notes then held by such investors.

As discussed in Note 8(ii), in March 2010, certain holders of the December 2008 Notes extended the maturity dates of the December 2008 Notes to December 31, 2010. In consideration of the extension, on May 4, 2010, the Company issued .25 post-split shares of Series A Preferred with a stated value equal to 10% of the principal amount of the December 2008 Notes then held by such investors.

As discussed in Note 8, in January 2011, substantially all of the holders of the 2008 Notes, the December 2008 Notes, and the 2009 and 2010 Notes extended the maturity dates of all of the notes to December 31, 2011. In consideration of the extensions, the Company obligated itself to issue shares of Series A Preferred with a stated value equal to 10% of the principal amount of the Notes then held by such investors.  The Company issued 2.08 post-split shares of Series A Preferred were issued to these investors.

For the year ended December 31, 2011, in connection with the issuances of notes payable, the Company issued 19.7 post-split shares of Series A Preferred.  For the period January 1, 2012 through April 5, 2012, the Company issued 2.1227 post-split shares of Series A Preferred in connection with the issuances of notes payable. See Note 8(iii).

For the year ended December 31, 2011, 7 post-split shares of Series A Preferred totaling $2,105,134 and accrued dividends totaling $105,772 were converted into 7.817 million shares of the Company’s common stock.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated post-split value of $300,000 and is convertible into shares of the Company’s common stock at $450 per share.  The dividends are cumulative commencing on the issue date whether or not declared.  For the years ended December 31, 2011 and 2010, the Company declared dividends totaling $1,040,540 and $659,003, respectively. At December 31, 2011 and 2010, dividends payable total $2,024,496 and $1,089,724, respectively, and are included in accounts payable and accrued liabilities.

Commencing on April 30, 2009, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred may be made, at the election of the Company, in cash or shares of common stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred was not classified as permanent equity. The maturities on the Series A Preferred are $3,364,965 past due that were payable in 2009 and 2010 and $3,099,904 payable in 2011, $4,510,439 payable in 2012 and $170,833 payable in 2013.

Commencing on July 1, 2009, the Series A Preferred has been classified as a liability. As such, all dividends accrued and/or paid and any accretions will now be classified as part of interest expense and will no longer be classified as preferred stock dividends and deemed dividends.  For the years ended December 31, 2011 and 2010, dividends and deemed dividends totaled $3,593,275 and $3,174,284, respectively, and such amount has been included in interest expense.

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

The Company issued warrants, Series A Preferred and Notes under various private placements.  As of July 21, 2010, due to the various issuances, the Company did not have enough available shares of authorized Common Stock to issue to the various security holders had all of the convertible securities been converted and/or exercised.  As a result, the value of the warrants have to be recognized as a liability.  In addition, the Company evaluated the conversion terms of the Notes and Series A Preferred Stock to determine if such terms gave rise to embedded derivatives that would need to be accounted for separately.   The Company determined that the lack of authorized shares (prior to the effectiveness of the increase) to satisfy the conversion requirements if all of the securities were converted resulted in the conversion features being embedded derivatives that must be bifurcated and recorded as derivative liabilities. In addition, the Company would be required to revalue the derivative liabilities at the end of each reporting period with the change in value reported on the statement of operations.  The Company did not account for the derivative liabilities in its financial statements as it was determined to not be material. On November 10, 2010, a majority of the Company’s stockholders authorized, at the recommendation of the Company’s Board of Directors, an increase the number of post-split shares of common stock to 20,000,000. The increase became effective as of December 23, 2010.

Stock Option Plans

On November 15, 2007, the Company adopted the Equity Incentive Plan (“EIP”) for employees and consultants initially reserving for issuance 1,000 post-split shares of common stock and the 2007 Non-Employee Directors Stock Option Plan “(SOP”) for non-employee initially reserving for issuance 333 post-split shares of common stock. On December 24, 2009, Company’s Board of Directors and the majority of Company’s stockholders amended the EIP to increase the number of post-split shares of common stock issuable from 1,000 to 33,333 and to amend the SOP to increase the number of post-split shares of common stock issuable from 333 to 16,667.

Stock Option Activity

Option activity for 2011 and 2010 is summarized as follows:

	Options	Weighted Average Exercise Price

Options outstanding, January 1, 2010	1,163.33	$4,410.00

Granted	-	-
Expired	-	-

Options outstanding, December 31, 2010	1,163.33	4,410.00
Granted	-	-
Expired	(33.33)	(3,000.00)

Options outstanding, December 31, 2011	1,130.00	$4,350.00

Aggregate intrinsic value	$-

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at December 31, 2011:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$501 - $750	336	2.24	$575.51	336	$575.51
$751 - $1,749	189	2.07	1,500.00	189	1,500.00
$2,151 – 3,249	200	1.60	2,833.42	200	2,833.42
$3,501 - $3,750	73	2.02	3,600.86	73	3,600.86
$7,500 - $10,500	166	0.67	9,000.00	166	9,000.00
$15,000- $22,500	166	0.67	18,750.00	166	18,750.00

$0.167-$7.50	1,130	1.62	$5,246.40	1,130	$5,246.40

There were no option grants in 2011 or 2010.

The Company recognized stock compensation expense of $0 and $2,400 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was no unrecognized compensation cost related to nonvested options granted.

Warrants

A summary of the warrants outstanding at December 31, 2011 is as follows:

Warrants	Exercise Price	Expiration Date
13,667	$750	2012-2015
321	5,010	2012

13,988

NOTE 10 - INCOME TAXES
Components of loss before income taxes for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
United States	$(6,015,437)	$(6,359,449)
Israel	(1,347,620)	(1,419,592)

Total	$(7,363,057)	$(7,779,041)

At December 31, 2011, the Company had available approximately $6.3 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2024 through 2031.  The Company has foreign net operating loss carryforwards of $5.1 million with no expiration date.

Significant components of the Company’s deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carryforwards	$3,433,483	$2,961,528
Stock based compensation	1,963,737	1,963,737
Accrued expenses and other items	898,925	383,496

Total deferred tax assets	6,296,145	5,308,761
Valuation allowance	(6,296,145)	(5,308,761)

Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the above stated items.

At December 31, 2011 and 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2011 and 2010, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

IDO has not filed its U.S. federal returns since its inception.  Due to recurring losses, management believes that once such returns are filed, the Company would not incur an income tax liability. By statute, as IDO has not filed its federal returns, all such years remain open to examination by the major taxing jurisdictions to which it is subject.

IDO Ltd. has filed its Israeli income tax returns through 2010.  By statute, the Israeli income tax returns of IDO Ltd. for the years 2008 through 2011 remain open to examination.

NOTE 11 - RELATED PARTY TRANSACTIONS

IDO Ltd. received non-interest bearing advances from a 2008 Investor (as defined in Note 8(i)). The advances are due on demand. At December 31, 2011 and 2010, the Company owed $35,833 and $38,772, respectively.

The Company received working capital loans from certain non-management affiliated stockholders of IDO Ltd.  Amounts owed on the loans aggregated to $44,826 at both December 31, 2011 and 2010.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On June 20, 2007, the Board of Directors of the Company appointed Michael Goldberg, the Company’s acting Chief Executive Officer since July 2006, to the position of President. Mr. Goldberg’s appointment became effective on July 2, 2007. In connection with his appointment as President, the Company and Mr. Goldberg entered into an employment agreement pursuant to which Mr. Goldberg is paid an annual salary of $198,000, payable monthly. However, in order to conserve cash, since October 2008, Mr. Goldberg has been deferring a part of his salary and, as of December 31, 2011 and 2010, such deferred amounts totaled an aggregate of $410,125 and $315,292, respectively. The employment agreement had an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. As no such notice has been furnished, the agreement continues in effect. Mr. Goldberg can terminate the employment agreement and the relationship there under at any time upon 60 days’ notice.

Operating Leases

The Company signed various operating lease agreements.

The Company leases office space for its corporate headquarters in New York, New York on a month-to-month basis.  Rent amounted to $40,000 and $20,000 for the years ended December 31, 2011 and 2010, respectively.

The Company leases its facility in Rishon Le’Zion, Israel, comprised of approximately 370 square meters. The lease was scheduled to expire in November 2011 but was renewed for an additional two months and then renewed again in January 2012 for a period of three months through April 2012.

In March 2008, IDO Ltd. signed an operating lease for vehicles for a period of 36 months.   Those vehicles are now being leased on a month-to- month basis.  In addition, one additional vehicle has been leased on a month-to-month basis since May 2010.  In February 2012, IDO Ltd. began leasing another vehicle on a month-to-month basis.  Lease costs per month on vehicles effective February 1, 2012 is approximately $4,900.

Aggregate rent expenses for the Israeli facility and autos amounted to approximately $82,000 and $77,000 for the years ended December 31, 2011 and 2010, respectively.

Lawsuits

(i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $359,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-K) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

On January 3, 2011, the former officer filed an answer. A hearing was held on July 3, 2011.  See the discussion below.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $392,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-K). In January 2010, the Company filed an answer whereby we denied all allegations.

On January 3, 2011, the plaintiff filed his affidavit. A hearing was held on July 3, 2011.  See the discussion below.

In October 2011, the former officer submitted to the court its conclusions.  The Company submitted its conclusions in December 2011. As of the filing of this annual report on Form 10-K, the Court has not rendered judgment.