Form 10-Q
period 2012-03-31
IDO Security Inc.
filed 2012-05-21
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2012; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 21, 2012, there were 17,548,138 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	2
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4	Controls and Procedures	18

SIGNATURES	21

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,157	$43,726
Inventories	246,863	312,853
Prepaid expenses and other current assets	55,895	76,428

Total current assets	357,915	433,007

Property and equipment, net	49,666	51,396
Goodwill	1,215,002	1,215,002

Total assets	$1,622,583	$1,699,405

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,746,190	$4,575,810
Loans payable	207,798	97,016
Convertible promissory notes
(net of discount of $-0- and $800,902)	2,036,742	6,429,007
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $1,654,570 and $2,063,596)	9,780,218	8,911,712
Loans payable, related parties	81,682	80,659

Total current liabilities	16,852,630	20,094,204

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $3,792,234 and $63,443)	1,691,610	50,734
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $96,880 and $99,743)	55,724	71,090
Accrued severance pay	157,135	154,499

Total liabilities	18,757,099	20,370,527

Contingencies

STOCKHOLDERS’ DEFICIENCY
Preferred Stock
6,600 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
20,000,000,000 shares authorized,
17,548,138 issued and outstanding	17,548	17,548
Additional paid-in capital	25,999,402	25,999,397
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(43,151,135)	(44,687,736)

Total stockholders’ deficiency	(17,134,516)	(18,671,122)

Total liabilities and stockholders’ deficiency	$1,622,583	$1,699,405

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$204,564	$19,161

Cost of sales	115,853	24,095

Gross profit (loss)	88,711	(4,934)

Operating expenses
Research and development expenses	50,562	53,992
Selling, general and administrative expenses	401,449	266,420

Total operating expenses	452,011	320,412

Loss from operations	(363,300)	(325,346)

Interest expense (including amortization of debt and preferred stock discounts,
accretion of convertible promissory notes, dividends and deferred finance costs)	(1,022,019)	(1,840,386)
Gain on extinguishment of debt	2,926,717	-
Foreign currency translation	(4,797)	(6,166)

Net income (loss)	$1,536,601	$(2,171,898)

Basic and diluted income (loss) per share	$0.09	$(0.99)

Weighted average number of shares outstanding
Basic and diluted	17,548,057	2,190,687

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,536,601	$(2,171,898)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	3,523	3,181
Amortization of note discount	811,468	991,813
Accretion of interest on notes payable	124,901	-
Intrerest and exhange rate differences	-	1,244
Stock issued in lieu of interest and other charges	-	377,308
Gain on extinguishment of debt	(2,926,717)	-
Decrease in net liability for severance pay	2,636	432
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Inventory	65,990	(921)
Prepaid expenses and other current assets	20,533	44,089
Accounts payable	(5,745)	835
Accrued expenses and other current liabilities	91,728	481,231

Net cash used in operating activities	(275,082)	(272,686)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,792)	-

Net cash used in investing activities	(1,792)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	176,500	188,334
Proceeds from loans payable	110,782	-
Proceeds from short-term debt	1,023	-
Repayment of bank line of credit	-	(24,498)

Net cash provided by financing activities	288,305	163,836

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,431	(108,850)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	43,726	211,970

CASH AND CASH EQUIVALENTS - END OF PERIOD	$55,157	$103,120

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuances of common stock for the conversion of
convertible promissory notes and acrued interest	$-	$562,228
Issuances of common stock for the conversion of
convertible preferred stock and accrued dividends	$-	$555,478

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2012, the Company had not achieved profitable operations, had accumulated losses of $43.1 million (since inception), a working capital deficiency of $16.5 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities. From December 2007 through March 2012, the Company received net proceeds of approximately $6.1 million from the proceeds of the private placement to certain accredited investors of its 10% Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results.

On December 16, 2011 the Company implemented a reverse stock split of its outstanding common stock and preferred stock at a ratio of 1-for-3,000 shares and the Company’s authorized but unissued capital was proportionately reduced. All share figures and results are reflected on a post-split basis. See Note 8.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2012, the Company adopted ASU 2011-05 (“ASU 2011-05”), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income .” ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 did not have an impact on its financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net income (loss) per share, as their effect would be anti-dilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	March 31,
	2012	2011
Warrants	14,059	12,216
Convertible notes	18,680	18,446
Stock options	1,130	1,163
Convertible preferred stock	30,436	25,360

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company’s financial instruments, consisting primarily of Cash and cash equivalents, accounts payable and accrued expenses, other current liabilities and certain convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.  See Note 7 (vi) for a discussion of the fair value of convertible notes whose terms were modified.

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

Inventories at March 31, 2012 and December 31, 2011 consisted of components totaling $157,285 and $157,285, and partially completed and completed devices totaling $89,578 and $155,568, respectively.

NOTE 6 – LOANS PAYABLE – BANK

In December 2011, IDO Ltd. received a loan from its commercial bank.  The loan bears interest at a rate of 3% per annum and matures in June 2012.  Guarantees for the loan were given by a 2008 Investor (as defined in Note 7(i) below). At March 31, 2012 and December 31, 2011, the Company owed $207,798 and $97,016, respectively.

NOTE 7 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	March 31, 2012	December 31, 2011

2008 Notes - secured and convertible - see (i) below	$2,518,445	$2,518,445

December 2008 Notes - secured and convertible – see (ii) below	815,062	815,062

2009 - 2011 Notes - secured and convertible - see (iii) below	4,010,579	4,010,579

2012 Notes - secured and convertible - see (iv) below	176,500	-

Total	7,520,586	7,344,086

Less: Discount	(3,792,234)	(864,345)
	3,728,352	6,479,741
Less: Current Portion	(2,036,742)	(6,429,007)

Total	$1,691,610	$50,734

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

In connection with the issuance of the 2008 Notes, the Company issued to the 2008 Investors, warrants (the “2008 Investor Warrants”) to purchase up to 1,802 post-split shares of the Company’s Common Stock at an adjusted per share price of $450.

The 2008 Notes were originally convertible into shares of Common Stock at the holder’s option at any time at an initial conversion price of $3,000 per post-split share (the “Fixed Conversion Price”), subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the 2008 Notes accrues at the rate of 10% per annum and is payable upon a required monthly repayment or upon maturity, whichever occurs first, and will continue to accrue until the 2008 Notes are fully converted and/or paid in full.

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

The 2008 Notes were originally scheduled to mature in December 2009 and were extended several times to December 31, 2011.  The non-payment of the outstanding balance of these notes upon maturity on  December 31, 2011 constituted an Event of Default under the transaction documents with the 2008 Investors.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action has not been commenced by the note holders. In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, the requisite Majority in Interest agreed to certain modifications of the terms of the 2008 Notes ((see (vi) Modification of Debt).

To secure the Company’s obligations to the 2008 Investors, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property. The security interest terminates upon payment or satisfaction of all of Company’s obligations under the 2008 Notes.

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At March 31, 2012, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

(ii)  Secured Convertible Promissory Note and Series A Convertible Preferred Stock (“Series A Preferred”)

Pursuant to an offering dated October 31, 2008 (the “December 2008 Private Placement”) to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, after the payment of offering related fees and expenses of $19,250, from a private placement of $1,066,540 in principal amount of 10% Secured Convertible Promissory Notes due April 20, 2010 (“collectively the “December 2008 Notes”) and 8.9 post-split shares of Series A Preferred. In addition, the Company issued to the investors warrants (the “Warrants”; together with the December 2008 Notes and the Series A Preferred, the “Purchased Securities”) to purchase in the aggregate up to 2,370 post-split shares of the Company’s Common Stock at a per share exercise price equal to $750 exercisable through October 31, 2013.  The warrants include a ‘cashless exercise’ provision.

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

The December 2008 Notes were originally scheduled to mature on April 30, 2010 and were extended several times to December 31, 2011. The non-payment of the outstanding balance of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action has not been commenced by the note holders.   In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, the requisite Majority in Interest agreed to certain modifications of the terms of the 2008 Notes (see (vi) Modification of Debt).

(iii) 2009 - 2011 Notes and Series A Preferred

In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of 10% secured convertible promissory notes, Series A Preferred and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 7(ii) above. ,

●
In 2009, the Company raised net proceeds of $1,332,500 from the private placement to certain holders of the December 2008. The Company issued $1,432,500 in principal amount of 2009 Notes and 11.9 post-split shares of Series A Preferred.  In connection with such investment, the Company issued to the holders of the 2009 Notes, five-year warrants to purchase in the aggregate up to 3,183 post-split shares of the Company’s common stock at per share exercise price equal to $750.

●
In 2010, the Company raised net proceeds of $318,940 from the private placement to certain holders of the December 2008 Notes. The Company issued $318,940 in principal amount of 2010 Notes and 2.7 post-split shares of Series A Preferred. In connection with such investment, the Company issued to the holders of the 2010 Notes, five- year warrants to purchase in the aggregate up to 709 post-split shares of the Company’s common stock at per share exercise price equal to $750.

●
In 2011, the Company raised net proceeds of $2,359,134 which includes $1,456,880 of rolled over notes payable and accrued interest in addition to $902,254 of new invested capital, from four holders of the December 2008 Notes. The Company issued $2,359,134 in principal amount of 2011 Notes and 19.7 post-split shares of Series A Preferred. In connection with such investments, the Company issued to the holders of the 2011 Notes, five year warrants to purchase in the aggregate up to 5,242 post-split shares of the Company’s Common Stock at per share exercise price equal to $750.

Commencing on the six month anniversary date of the various notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the various notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the various notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.

The various notes were scheduled to mature at various dates and were extended to December 31, 2011.  The non-payment of the outstanding balance of a significant portion of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.   In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, the requisite Majority in Interest agreed to certain modifications of the terms of the various notes (see (vi) Modification of Debt).

(iv) 2012 Notes and Series A Preferred

For the period January 1, 2012 through March 29, 2012, the Company raised net proceeds $176,500 from holders of the December 2008 Notes.   The Company issued $176,500 in principal amount of 10% secured convertible promissory notes (“2012 Notes”) and 1.1708 post-split shares of Series A Preferred. In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 392 post-split shares of the Company’s Common Stock at per share exercise price equal to $750.

Commencing on the six month anniversary date of the 2012 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.  In May 2012, the requisite Majority in Interest agreed to certain modifications of the terms of the 2012 Notes (see (vi) Modification of Debt).

For financial reporting purposes, the Company recorded a discount of $126,073 to reflect the value of the Warrants and Series A Preferred issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 0.85%, a dividend yield of 0% and volatility of 135%.

For the period April 1, 2012 through May 18, 2012, the Company raised net proceeds of $277,870 from holders of the December 2008 Notes and two new investors.   The Company issued $277,870 in principal amount of 2012 Notes, 2.3155 post-split shares of Series A Preferred and five-year warrants to purchase in the aggregate up to 618 post-split shares of the Company’s Common Stock at per share exercise price equal to $750

(v)  Priority of Payments of Notes

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

(vi) Modification of Debt

In May 2012, the holders of approximately 73% of the outstanding principal amount of the Notes waived all Events of Default and consented to a modification of the note terms.  Under the modification, effective January 1, 2012:
●	The Company may deem the maturity date of the outstanding notes (including any issued after January 1, 2012) to be December 31, 2015
●	The interest rate payable has been reduced to 2.5% per annum
●
The determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.30 (post-split), subject to further adjustment as provided in the Notes with respect to certain corporate events.

The Company accounted for the modification of the terms of the notes, as described above, as an extinguishment of debt in accordance with FASB ASC Subtopic 470-50, “Debt: Modifications and Extinguishment.”  The Company deemed the terms of the modification to be substantially different and treated the Notes as extinguished and exchanged for new notes.  As such, it was necessary to reflect the Notes at fair value.  In addition, any remaining unamortized debt discounts were expensed.

In accordance with FASB ASC subtopic 820-10, “Fair Value Measurement – Overall,” the value of the Notes was determined utilizing level 3 inputs.  The fair value of the Notes was determined based on an effective rate of return of approximately 31%, which approximates the return of a high risk note.  As a result, the face amount of the remaining principal balance of $5,483,839 was written down to its fair market value of $1,566,704.  This discount is being amortized to the amended date of maturity unless paid or converted earlier. The Company recognized a gain on debt extinguishment of $2,926,717, which included the expensing of unamortized debt discounts totaling $990,418.

NOTE 8 - CAPITAL TRANSACTIONS

Reverse Stock Split

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

Convertible Preferred Stock

In January through March 2012, in connection with the issuance of notes payable, the Company issued 1.4708 post-split shares of its Series A Preferred.  See Note 7.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated post-split value of $300,000 and is convertible into post-split shares of the Company’s common stock at $450 per share.

Commencing on the issuance date, and thereafter on the last day of each subsequent calendar month, the Company is required to redeem 8.33% of the aggregate outstanding stated value of the Series A Preferred until the stated value and all accrued dividends have been paid in full. Redemption payments on the Series A Preferred may be made, at the election of the Company, in cash or shares of Common Stock, in the same manner as provided above with respect to the December 2008 Notes, subject to automatic deferral in the case of payment in shares unless the holder gives notice to the Company of such holder’s agreement to accept payment in shares.  As a result of the redemption provisions, the Series A Preferred was not classified as permanent equity and dividends and deemed dividends are included in interest expense.

The dividends are cumulative commencing on the issue date whether or not declared. For the three months ended March 31, 2012 and 2011, the Company declared dividends totaling $84,397 and $205,363, respectively. At March 31, 2012 and December 31, 2011, dividends payable total $2,108,893 and $2,024,496, respectively, and are included in accounts payable and accrued liabilities. For the three months ended March 31, 2012 and 2011, dividends and deemed dividends totaled $811,468 and $767,113, respectively, and such amount has been included in interest expense.

In May 2012, in connection with the note modification, the stockholders of approximately 71% of the outstanding amount of Series A Preferred agreed, effective January 1, 2012, to eliminate the 10% dividend on their holdings. They further agreed that the determination of the number of shares of Common Stock for purposes of the payment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.30 (post-split), subject to further adjustment as provided in the Notes with respect to certain corporate events.

The maturities on the Series A Preferred Stock are $6,464,868 past due that were payable in 2009 through 2011, $4,709,606 payable in 2012 and $412,918 payable in 2013.

NOTE 9 – CONTINGENCIES

Lawsuits

(i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $357,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

On January 3, 2011, the former officer filed an answer. A hearing was held on July 3, 2011.  See the discussion below.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $390,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

On January 3, 2011, the plaintiff filed his affidavit. A hearing was held on July 3, 2011.  See the discussion below.

In October 2011, the former officer submitted to the court its conclusions.  The Company submitted its conclusions in December 2011. As of the filing of this report on Form 10-Q, the Court has not rendered judgment.

The Company believes that these claims are without foundation and that it has meritorious defenses to them. The Company intends to aggressively defend its interests.

 NOTE 10 – SUBSEQUENT EVENTS

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

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC, including the risk factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

Current Operational Highlights

We recorded revenues of approximately $203,000 for the year ended December 31, 2011, representing our strongest year-end revenues to date. We recorded revenues of $204,564 for the three months ended March 31, 2012. The positive direction of our operations and results in the past year is attributable, in part, to the activities of Mr. Yaniv Beran, who has been serving as the acting General Manager of our Israeli based subsidiary following the departure in May 2011 of the management team overseeing the subsidiary. Prior to working for IDO, Mr. Beran served as the chief technology officer of various companies active in the homeland security and medical device fields.  Mr. Beran is the author of several patents in the field of particle collection for explosive detection devices. As of March 31, 2012, we have received purchase orders for additional MagShoe™ units.  We believe that there are opportunities for additional sales of our MagShoe device.

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

The DTC Chill applies to all shares newly issued after the Chill went into effect on June 24, 2011 as well as all shares newly released from private placement sales restrictions after the Chill went into effect.  The holders of these shares are key investors whose funds have been supporting the operation and expansion of our business. Following the recent order by the Securities and Exchange Commission in March 2012 requiring DTC to conduct a hearing for companies whose stock has been “chilled,” we requested of DTC that we be provided a hearing. In May 2012, DTC responded to our request and delineated a series of issuances from us to stockholders in respect of which it has requested clarification. We are in the process of working with them to provide the needed clarifications. No assurances when and/or if the Chill will be lifted.

On December 16, 2011, we implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for 3,000 shares (the “Reverse Split”).   The Reverse Split has been reflected in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 (“2012”) TO THE THREE MONTHS ENDED MARCH 31, 2011 (“2011”)

Revenues and costs of goods sold - Revenues in 2012 were $204,564 compared to $19,161 in 2011. All revenues were derived from sales of our MagShoe™ device.

Costs of goods sold in 2012 were $115,853 compared to $24,095 in 2011.

The increase in revenues and the cost of goods sold is primarily attributable to the substantial increase in the number of MagShoe™ devices delivered to customers in Africa, Europe and the Far East.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing the MagShoe™ device. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in 2012 of $50,562 as compared to $53,992 in 2011. The decrease in research and development expenses is principally attributable to the near completion of the new product design and modifications.

Selling, general and administrative expenses - We incurred selling, general and administrative expenses of $401,449 in 2012 as compared to $266,420 in 2011. These expenses primarily consist of salaries/fees and other related costs for personnel in marketing, sales, executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. The increase in selling, general and administrative expenses is principally attributable to increased marketing and public relations efforts.

Interest expense - Interest expense for 2012 and 2011 was $85,650 and $848,573, respectively. Interest expense relates primarily to the placement of our convertible promissory notes. Interest expense in 2011 includes $641,373, which represents the value of Series A Preferred Stock issued to note holders in consideration of the extension of the maturity dates of their notes.  Nominal interest decreased in 2012 due to the reduction of the interest rate from 10% to 2.5% as a result of the modification of the terms of certain of the notes.  See Note 7(vi) in the condensed consolidated financial statements.

Amortizations – The amortizations are included in interest expense in the statement of operations.  In 2012, we recorded amortization of $124,901 compared to $224,700 in 2011. Amortization in 2012 represents the accretion of interest relating to the write-down to fair value of extinguished debt.  Amortization costs in 2011 relate to the debt discount and deferred finance costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

Gain on extinguishment of debt – In May 2012, the holders of approximately 73% of the outstanding principal amount of the Notes agreed to waive all existing defaults and consented to a modification of the terms of the Notes. We accounted for the modification of the terms as an extinguishment of debt. In accordance with FASB ASC subtopic 470-50, the face amount of the remaining balance of $5,483,839 was written down to its fair market value of $1,566,704.  We recognized a gain on debt extinguishment of $2,926,717, which included the expensing of unamortized debt discounts totaling $990,418. The reduction to the fair market value will be accreted to interest expense through the new maturity date of December 31, 2015, the date consented to by the waiving note holders.

Preferred stock dividends – In connection with our financing arrangements we have issued shares of Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. As a result of the redemption provisions, the Series A Preferred was not classified as permanent equity and dividends and deemed dividends are included in interest expense. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense.  In 2012 and 2011, dividends and deemed dividends totaled $811,468 and $767,113, respectively.

Net income (loss) – In 2012, we had net income of $1,536,601 compared to a net loss of $2,171,898 in 2011, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our limited availability of authorized and unissued may impair our ability to raise significant funds from current or new investors. In addition, our auditors included a “going concern” qualification in their auditors’ report for the three months ended March 31, 2012. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. Finally, the DTC Chill discussed above is likely to adversely affect our ability to raise capital. If we are unable to raise additional capital on an immediate basis, we may be forced to lay-off additional employees and either restructure or cease operations entirely

As of March 31, 2012, we had a cash balance of $55,157 compared to $43,726 at December 31, 2011.

Cash used in operating activities was $275,082 in 2012. The decrease in cash was primarily attributable to funding the operating loss for the period.

Cash used in investing activities was $1,792 in 2012 and represented the acquisition of property and equipment.

Cash provided by financing activities was $288,305 in 2012. We received proceeds of $176,500 from the issuance of convertible notes and $110,782 was drawn by our wholly-owned subsidiary on its line of credit.

To date, we have financed our operations primarily from the sale of our securities (secured convertible notes, Series A Preferred Stock and warrants). See Note 7 in our Condensed Consolidated Financial Statements.

Between January and March 31, 2012, we raised $176,500 from the private placement to certain holders of our secured convertible promissory notes which we issued in December 2008, . In April and May 2012, we raised an additional $277,870 from holders of there notes and other previous investors.

 Modification of Debt Terms

In May 2012, the holders of approximately 73% of the outstanding principal amount of the Notes, representing the requisite Majority in Interest under the transaction documents, agreed to the following: (i) waive all events of default that may arise in the future under the notes except for certain specified events; (ii) that the operative maturity date of the outstanding notes should be December 31, 2015 and the Company’s failure to treat an earlier date as the maturity date shall not be deemed and Event of Default; (iii) effective January 1, 2012, the  interest payable by us shall be at two and one-half percent (2.5%) per annum and the Company’s failure to any other rate shall not be deemed an event of default; (iv) waive the default interest rate and the Company’s failure to honor the default interest rate shall not be deemed an event of default; (v) effective January 1, 2012, fix the rate at which monthly principal and accrued interest payment on the outstanding notes is made in shares at the rate of $0.30 (post split) per share, as compared to the floating rate heretofore in effect based on the price of the Company’s publicly traded stock for the period preceding the payment date.

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

During the quarter ended March 31, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

(i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary. The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $357,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd. The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS (approximately $390,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

A hearing was held on July 3, 2011. In October 2011, the former officer submitted to the court its conclusions. The Company submitted its conclusions in December 2011. As of the filing of this annual report on Form 10-Q, the Court has not rendered judgment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2012 without registration under the Securities Act:

Between January and March 31, 2012, we issued 18 month secured convertible promissory notes in the principal amount of $176,500,  2.727 (post-split) shares of Series A Preferred Stock and five-year warrants to purchase, in the aggregate, 392 shares of our Common Stock at a per share price of $750.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

IDO SECURITY INC.

Date: May 21, 2012	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT