Form 10-Q
period 2012-06-30
IDO Security Inc.
filed 2012-08-20
CIK 1301367

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2012; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 20, 2012, there were 17,548,138 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	2

	Unaudited Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2012 and 2011	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4	Controls and Procedures	18

SIGNATURES	21

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,253	$43,726
Accounts receivable	7,127	-
Inventories	205,919	312,853
Prepaid expenses and other current assets	50,393	76,428

Total current assets	361,692	433,007

Property and equipment, net	47,577	51,396
Goodwill	1,215,002	1,215,002

Total assets	$1,624,271	$1,699,405

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,946,450	$4,575,810
Loans payable - bank	246,773	97,016
Convertible promissory notes
(net of discount of $55,482 and $800,902)	2,066,677	6,429,007
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $1,366,736 and $2,063,596)	10,753,120	8,911,712
Loans payable - related parties	79,727	80,659

Total current liabilities	18,092,747	20,094,204

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $3,839,218 and $63,443)	1,924,579	50,734
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $226,934 and $99,743)	154,026	71,090
Accrued severance pay	155,875	154,499

Total liabilities	20,327,227	20,370,527

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred Stock
6,600 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
20,000,000 shares authorized,
17,548,138 issued and outstanding	17,548	17,548
Additional paid-in capital	25,999,410	25,999,397
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(44,719,583)	(44,687,736)

Total stockholders' deficiency	(18,702,956)	(18,671,122)

Total liabilities and stockholders' deficiency	$1,624,271	$1,699,405

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$285,480	$19,486	$80,916	$325

Cost of sales	191,385	38,109	75,532	14,014

Gross profit (loss)	94,095	(18,623)	5,384	(13,689)

Operating expenses
Research and development expenses	100,188	132,984	49,626	78,992
Selling, general and administrative expenses	785,056	583,942	383,607	317,522

Total operating expenses	885,244	716,926	433,233	396,514

Loss from operations	(791,149)	(735,549)	(427,849)	(410,203)

Interest expense (including amortization of debt and preferred stock discounts,
accretion of convertible promissory notes, dividends and deferred finance costs)	(2,161,988)	(3,185,715)	(1,139,969)	(1,345,329)
Gain on extinguishment of debt	2,926,717	-	-	-
Foreign currency translation	(5,427)	(5,067)	(630)	1,099

Net loss	$(31,847)	$(3,926,331)	$(1,568,448)	$(1,754,433)

Basic and diluted loss per share	$0.00	$(1.14)	$(0.09)	$(0.38)

Weighted average number of shares outstanding
Basic and diluted	17,548,057	3,431,824	17,548,057	4,659,322

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,847)	$(3,926,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,455	6,716
Amortization of note discount	1,734,857	2,158,762
Accretion of interest on notes payable	259,759
Intrerest and exhange rate differences	-	1,050
Stock issued in lieu of interest and other charges	-	1,148,893
Gain on extinguishment of debt	(2,926,717)	-
Decrease in net liability for severance pay	1,376	(454)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	(7,127)	-
Inventory	106,934	(921)
Prepaid expenses and other current assets	26,035	62,392
Accounts payable	440,952	66,048
Accrued expenses and other current liabilities	(244,210)	(68,247)

Net cash used in operating activities	(633,533)	(552,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,635)	(2,933)

Net cash used in investing activities	(2,635)	(2,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	541,870	370,334
Proceeds from loan payable - bank	149,757	100,338
Repayments of loans payable - related parties	(932)	-
Repayment of bank line of credit	-	(53,301)

Net cash provided by financing activities	690,695	417,371

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,527	(137,654)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	43,726	211,970

CASH AND CASH EQUIVALENTS - END OF PERIOD	$98,253	$74,316

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuances of common stock for the conversion of
convertible promissory notes and acrued interest	$-	$875,462
Issuances of common stock for the conversion of
convertible preferred stock and accrued dividends	$-	$632,517

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2012, the Company had not achieved profitable operations, had accumulated losses of $44.7 million (since inception), a working capital deficiency of $17.8 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities. From December 2007 through June 2012, the Company received net proceeds of approximately $6.2 million from the proceeds of the private placement to certain accredited investors of its 10% Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	June 30,
	2012	2011
Warrants	15,084	12,260
Convertible notes	19,684	17,199
Stock options	1,130	1,163
Convertible preferred stock	32,665	24,713

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

Inventories at June 30, 2012 and December 31, 2011 consisted of components totaling $77,422 and $157,285, and partially completed and completed devices totaling $128,497 and $155,568, respectively.

NOTE 6 – LOANS PAYABLE – BANK

From December 2011 through June 2012, IDO Ltd. received three loans from its commercial bank.  The loans bear interest at rates of 1.5% - 3.0% per annum and have maturity dates of three months from issuance, unless extended.  As of June 30, 2012, two loans have been extended.  At June 30, 2012 and December 31, 2011, the Company owed $246,773 and $97,016, respectively.  In August 2012, IDO Ltd. paid the interest and principal balance of one loan totaling 404,404 NIS, (approximately $100,000 as of the date of this filing).  In July 2012, a fourth loan in the amount of 200,000 NIS (approximately $49,700 as of the date of this filing) was received from the bank, which bears interest at 2.5% and matures in October 2012.  Guarantees for all the loans were given by a 2008 Investor (as defined in Note 7(i) below).

NOTE 7 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	June 30, 2012	December 31, 2011

2008 Notes - secured and convertible - see (i) below	$2,518,445	$2,518,445

December 2008 Notes - secured and convertible – see (ii) below	815,062	815,062

2009 - 2011 Notes - secured and convertible - see (iii) below	4,010,579	4,010,579

2012 Notes - secured and convertible - see (iv) below	541,870	-

Total	7,885,956	7,344,086

Less: Discount	(3,894,700)	(864,345)
	3,991,256	6,479,741
Less: Current Portion	(2,066,677)	(6,429,007)

Total	$1,924,579	$50,734

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

The 2008 Notes were originally scheduled to mature in December 2009 and were extended several times to December 31, 2011.  The non-payment of the outstanding balance of these notes upon maturity on  December 31, 2011 constituted an Event of Default under the transaction documents with the 2008 Investors.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action had not been commenced by the note holders. In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, the requisite Majority in Interest agreed to certain modifications of the terms of the 2008 Notes ((see (vi) Modification of Debt).

To secure the Company’s obligations to the 2008 Investors, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property. The security interest terminates upon payment or satisfaction of all of Company’s obligations under the 2008 Notes.

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At June 30, 2012, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

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

The December 2008 Notes were originally scheduled to mature on April 30, 2010 and were extended several times to December 31, 2011. The non-payment of the outstanding balance of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action had not been commenced by the note holders.   In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, the requisite Majority in Interest agreed to certain modifications of the terms of the 2008 Notes (see (vi) Modification of Debt).

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

The various notes were scheduled to mature at various dates and were extended to December 31, 2011.  The non-payment of the outstanding balance of a significant portion of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action had not been commenced by the note holders.   In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, the requisite Majority in Interest agreed to certain modifications of the terms of the various notes (see (vi) Modification of Debt).

(iv) 2012 Notes and Series A Preferred

For the period January 1, 2012 through June 30, 2012, the Company raised net proceeds $541,870 from holders of the December 2008 Notes and two new investors.   The Company issued $541,870 in principal amount of 10% secured convertible promissory notes (“2012 Notes”) and 5.77 post-split shares of Series A Preferred. In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 1,204 post-split shares of the Company’s Common Stock at per share exercise price equal to $750.

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

For financial reporting purposes, the Company recorded a discount of $387,055 to reflect the value of the Warrants and Series A Preferred issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 0.83%, a dividend yield of 0% and volatility of 135%.

For the period July 1, 2012 through August 20, 2012, the Company raised net proceeds of $300,000 from a holder of the December 2008 Notes .   The Company issued $300,000 in principal amount of 2012 Notes, 2.5 post-split shares of Series A Preferred and five-year warrants to purchase in the aggregate up to 667 post-split shares of the Company’s Common Stock at per share exercise price equal to $750.

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

(vi) Modification of Debt

In May 2012, the holders of approximately 73% of the outstanding principal amount of the Notes waived all Events of Default and consented to a modification of the note terms.  Under the modification, effective January 1, 2012:

*	●	The Company may deem the maturity date of the outstanding notes (including any issued after January 1, 2012) to be December 31, 2015

●	The interest rate payable has been reduced to 2.5% per annum

●
The determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.30 (post-split), subject to further adjustment as provided in the Notes with respect to certain corporate events.

The Company accounted for the modification of the terms of the notes, as described above, as an extinguishment of debt in accordance with FASB ASC Subtopic 470-50, “ Debt: Modifications and Extinguishment .”  The Company deemed the terms of the modification to be substantially different and treated the Notes as extinguished and exchanged for new notes.  As such, it was necessary to reflect the Notes at fair value.  In addition, any remaining unamortized debt discounts were expensed.

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

Convertible Preferred Stock

In January through June 2012, in connection with the issuance of notes payable, the Company issued 5.77 post-split shares of its Series A Preferred. For the period July 1, 2012 through August 20, 2012, the company issued 2.5 post-split shares of Series A Preferred. See Note 7.

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

The dividends are cumulative commencing on the issue date whether or not declared. For the six months ended June 30, 2012 and 2011, the Company declared dividends totaling $173,897 and $470,578, respectively. For the three months ended June 30, 2012, the company declared dividends totaling $89,500 and $265,215, respectively. At June 30, 2012 and December 31, 2011, dividends payable total $2,198,393 and $2,024,496, respectively, and are included in accounts payable and accrued liabilities. For the six months ended June 30, 2012 and 2011, dividends and deemed dividends totaled $1,720,200 and $1,676,425, respectively. For the three months ended June 30, 2012, dividends and deemed dividends totaled $899,733 and $909,312, respectively. Such amounts have been included in interest expense.

The non-payment of the accrued dividends and the redemption of the Series A Preferred constituted Events of Default under the Certificate of Designation.  In May 2012, in connection with the note modification, the stockholders of approximately 71% of the outstanding amount of Series A Preferred agreed that effective January 1, 2012:
1.
Waived the Events of Default under the Certificate of Designation at any time prior to and through May 2012.  In addition, the stockholders waived any Events of Default that may arise through December 31, 2015.

2.	To eliminate the 10% dividend on their holdings.
3.
They further agreed that the determination of the number of shares of Common Stock for purposes of the payment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.30 (post-split), subject to further adjustment as provided in the Notes with respect to certain corporate events.

The maturities on the Series A Preferred Stock are $6,464,868 past due that were payable in 2009 through 2011, $4,859,837 payable in 2012 and $1,176,110 payable in 2013.

NOTE 9 – CONTINGENCIES

Lawsuits

(i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $335,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

On January 3, 2011, the former officer filed an answer. A hearing was held on July 3, 2011.  See the discussion below.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $366,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

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

On July 23, 2012, a complaint was filed in the San Diego Superior Court against the Company, certain officers and directors, and other unrelated companies, alleging violations of California restrictions on unsolicited commercial e-mails. Under the relevant California statute, violators are subject to pay damages of up to $1,000 for each spam email to each recipient. The plaintiff alleges he received 19 spam emails relating to the Company. The plaintiff is also seeking preliminary injunction against the defendants.

We believe that this lawsuit, as it applies to the Company, its officers and directors, is baseless and we intend to vigorously defend our rights. We are currently in the process of examining legal recourse available to us. As of the date of the filing of this quarterly report on Form 10-Q, neither the Company or any of its officers/directors have been served.

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

We have designed and developed a security screening device containing proprietary and patented technology known as the MagShoe™. The MagShoe™ creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear as well as next to or above the ankles. The proprietary software included in the MagShoe™ provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe™ obviates the need to remove the footwear being inspected. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe™ device has been designed to integrate into and complement current security screening arrays and systems. The new G3 generation MagShoe is portable and, depending on the model, weighs 48 kilograms (and can scan up to 18 inches from the base of the passenger's footwear) and 33 kilograms (and scans up to 8 inches from the base of the passenger's footwear) and can be deployed quickly by existing security personnel, who can integrate the MagShoe into their current security routine . The subject being screened places his feet on the device in the designated areas for each foot and in three-six  seconds, depending on the model, the scan is completed.  An audio-visual signal alerts the operator of the results of the check and provides a read-out on the control panel in an easily readable format.

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

In October 2010, we entered into a distribution arrangement with JEI, Inc. a California based company with an extensive history of selling state of the art audio recording devices, a vital security apparatus, to the Federal, State and local governments throughout the United States. As part of that arrangement, JEI has submitted the MagShoe to the U.S. General Services Administration (GSA) for approval and ultimate sale to the various Federal Agencies. Of course no guarantee can be provided that the MagShoe will be approved by the GSA and, even if approved, that ultimately, will be sold to the agencies. GSA has informed us  that in order to fairly price our product line and place it in its catalogue, we will need to sell new models valued at least $100,000 in the United States.  JEI has demonstrated the MagShoe device at several governmental facilities while we attempt to obtain our GSA listing.

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

Current Operational Highlights

We recorded revenues of approximately $203,000 for the year ended December 31, 2011, representing our strongest year-end revenues to date. We recorded revenues of $204,564 for the three months ended March 31, 2012 and $80,916 for the three months ended June 30, 2012. The positive direction of our operations and results in the past year is attributable, in part, to the activities of Mr. Yaniv Beran, who has been serving as the acting General Manager of our Israeli based subsidiary following the departure in May 2011 of the management team overseeing the subsidiary. Prior to working for IDO, Mr. Beran served as the chief technology officer of various companies active in the homeland security and medical device fields.  Mr. Beran is the author of several patents in the field of particle collection for explosive detection devices. As of June 30, 2012, we have received purchase orders for additional MagShoe™ units.  We believe that there are opportunities for additional sales of our MagShoe device.

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

On June 20, 2012, The Depository Trust Company (“DTC”), a subsidiary of The Depository Trust & Clearing Corporation which provides custody and asset servicing for 3.6 million securities issues from the United States and 121 other countries and territories and enables “book-entry” changes to ownership of those securities, advised the Company that it has resumed accepting additional deposits of the Company’s stock and book entry transfer services, thereby ending the “Chill” status of the Company’s stock which has been in effect since June 2011.  In June 2011, DTC applied a “Chill” on the use of the DTC electronic stock transfer system for privately issued shares of our common stock.  We believe the DTC exercised its discretionary authority in response to the large number of shares that we were required to issue in repayment of loan obligations to holders of our convertible securities.

On December 16, 2011, we implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for 3,000 shares (the “Reverse Split”).   The Reverse Split has been reflected in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2012  TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2011

Revenues and costs of goods sold – Revenues for the six and three months ended June 30, 2012 were $285,480 and $80,916, respectively, compared to $19,486 and $325 for the corresponding periods in 2011. All revenues were derived from sales of our MagShoe™ device.  Costs of goods sold during each of the six and three months ended June 20, 2012 were $191,385 and $75,532, respectively, as compared to $38,109 and $14,014 for the corresponding periods in 2011.

The increase in revenues and the cost of goods sold during each of the six and three months ended June 30, 2012 compared to the corresponding periods in 2011 is primarily attributable to the substantial increase in the number of MagShoe™ devices delivered to customers in Africa, Europe and the Far East.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing the MagShoe™ device. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the six and three months ended June 30, 2012 of $100,188 and $49,626, respectively, compared to $132,984 and $78,992, respectively, for the corresponding periods in 2011. The decrease in research and development expenses is principally attributable to the near completion of the new product design and modifications.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries/fees and other related costs for personnel in marketing, sales, executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses for the six and three months ended June 30, 2012 of $785,056 and $383,607, respectively, compared to $583,942 and $317,522, respectively, for the corresponding periods in 2011. The increase in selling, general and administrative expenses is principally attributable to increased marketing and public relations efforts.

Interest expense- Interest expense for the six and three months ended June 30, 2012 was $167,372 and $81,722, respectively, compared to $1,026,953 and $178,330 in the corresponding periods in 2011. Interest expense relates primarily to the placement of our convertible promissory notes. Interest expense for the six months’ ended June 30, 2011 includes $641,373 related to the issuance in of 6,229 shares of  Series A Preferred Stock as consideration for the extending the terms of certain convertible debt Nominal interest decreased in 2012 due to the reduction of the interest rate from 10% to 2.5% as a result of the modification of the terms of certain of the notes.  See Note 7(vi) in the condensed consolidated financial statements.

Amortizations – The amortizations are included in interest expense in the statement of operations. During the six and three months ended June 30, 2012, we recorded amortization of $283,416, and $158,515, respectively, compared to $482,337 and $257,637 for the corresponding period in 2011.  Amortization in 2012 also includes the accretion of interest relating to the write-down to fair value of extinguished debt.  Amortization costs in 2011 relate to the debt discount and deferred finance costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

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

Preferred stock dividends– In connection with our financing arrangements we have issued shares of Series A Preferred Stock. The shares accrue a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. As a result of the redemption provisions, the Series A Preferred was not classified as permanent equity and dividends and deemed dividends are included in interest expense. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense.  For the six and three months ended June 30, 2012, dividends and deemed dividends totaled $1,711,200 and $899,732, respectively, and such amount has been included in interest expense. For the six and three months ended June 30, 2011, dividends and deemed dividends totaled $1,676,425, and $909,312.

Net loss – For the six and three months ended June 30, 2012, we had a net loss of $31,847 and $1,568,448, respectively as  compared to a net loss of $3,926,331 and $1,754,433 for the corresponding periods in 2011.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our limited availability of authorized and unissued may impair our ability to raise significant funds from current or new investors. In addition, our auditors included a “going concern” qualification in their auditors’ report for the three months ended June 30, 2012. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts.  If we are unable to raise additional capital on an immediate basis, we may be forced to lay-off additional employees and either restructure or cease operations entirely.

As of June 30, 2012, we had a cash balance of $98,253 compared to $43,726 at December 31, 2011.

Cash used in operating activities was $633,533 in 2012. The decrease in cash was primarily attributable to funding the operating loss for the period.

Cash used in investing activities was $2,635 in 2012 and represented the acquisition of property and equipment.

Cash provided by financing activities was $690,695 during the six months ended June 30, 2012. We received proceeds of $541,870 from the issuance of convertible notes and $149,757 from bank loans was drawn by our wholly-owned subsidiary.

To date, we have financed our operations primarily from the sale of our securities (secured convertible notes, Series A Preferred Stock and warrants). See Note 7 in our Condensed Consolidated Financial Statements.

Between January and June 30, 2012, we raised $541,870 from the private placement to certain holders of our secured convertible promissory notes which we issued in December 2008 and new investors. From July through August 2012, we raised an additional $300,000 from a holder of these notes.

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

During the quarter ended June 30, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

(i) On July 23, 2012, George A. Sharp ("Sharp") filed a Complaint in the San Diego Superior Court, Case No. 37-2012-00101057-CU-NP-CTL (the "Case") against the Company, certain officers and directors, and other unrelated companies, alleging violations of California restrictions on unsolicited commercial e-mails. Under the relevant California statute, violators are subject to pay damages of up to $1,000 for each spam email to each recipient. Sharp alleges he received 19 spam emails relating to the Company. Sharp is also seeking preliminary injunction against the defendants.

We believe that this lawsuit, as it applies to the Company, its officers and directors, is baseless and we intend to vigorously defend our rights. We are currently in the process of examining legal recourse available to us. As of the date of the filing of this quarterly report on Form 10-Q, neither the Company nor any of its officers/directors have been served.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary. The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $335,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

(iii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd. The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS (approximately $366,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

A hearing was held on July 3, 2011. In October 2011, the former officer submitted to the court its conclusions. The Company submitted its conclusions in December 2011. As of the filing of this quarterly report on Form 10-Q, the Court has not rendered judgment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2012 without registration under the Securities Act:

Between April 1 and June 30, 2012, we issued convertible notes to certain holders of the 2008 Notes in the principal amount of $365,370 and 3.0448 post-split shares of Series A convertible Preferred Shares, and warrants to purchase 812 post-split shares of our Common Stock.

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

IDO SECURITY INC.

Date: August 20, 2012	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT