Form 10-Q
period 2012-09-30
IDO Security Inc.
filed 2012-11-14
CIK 1301367

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2012; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 14, 2012, there were 19,986,471 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	2

	Unaudited Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2012 and 2011	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4	Controls and Procedures	18

	PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3	Defaults upon Senior Securities	20
Item 4	Mine Safety Disclosures	20
Item 5	Other Information	20
Item 6	Exhibits	20

SIGNATURES	21

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,415	$43,726
Accounts receivable	8,757	-
Inventories	197,215	312,853
Prepaid expenses and other current assets	31,372	76,428

Total current assets	269,759	433,007

Property and equipment, net	49,246	51,396
Goodwill	1,215,002	1,215,002

Total assets	$1,534,007	$1,699,405

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,207,465	$4,575,810
Loans payable - bank	51,392	97,016
Convertible promissory notes
(net of discount of $76,156 and $800,902)	2,077,257	6,429,007
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $1,509,643 and $2,063,596)	11,716,422	8,911,712
Loans payable - related parties	79,826	80,659

Total current liabilities	19,132,362	20,094,204

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $3,996,411 and $63,443)	2,229,874	50,734
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $298,177 and $99,743)	210,930	71,090
Accrued severance pay	156,963	154,499

Total liabilities	21,730,129	20,370,527

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

Preferred Stock 6,600 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares authorized, 17,548,138 issued and outstanding	17,548	17,548
Additional paid-in capital	25,999,421	25,999,397
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(46,212,760)	(44,687,736)

Total stockholders' deficiency	(20,196,122)	(18,671,122)

Total liabilities and stockholders' deficiency	$1,534,007	$1,699,405

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$299,712	$189,223	$14,232	169,737

Cost of sales	222,212	165,155	30,827	127,046

Gross profit (loss)	77,500	24,068	(16,595)	42,691

Operating expenses
Research and development expenses	158,152	184,245	57,964	51,261
Selling, general and administrative expenses	1,174,214	897,014	389,158	313,072

Total operating expenses	1,332,366	1,081,259	447,122	364,333

Loss from operations	(1,254,866)	(1,057,191)	(463,717)	(321,642)

Interest expense (including amortization of debt and preferred stock discounts,
accretion of convertible promissory notes, dividends and deferred finance costs)	(3,204,783)	(4,580,386)	(1,042,795)	(1,394,671)
Gain on extinguishment of debt	2,926,717	-	-	-
Foreign currency translation	7,908	(2,655)	13,335	2,412

Net loss	$(1,525,024)	$(5,640,232)	(1,493,177)	(1,713,901)

Basic and diluted loss per share	$(0.09)	$(1.12)	$(0.09)	(0.21)

Weighted average number of shares outstanding
Basic and diluted	17,548,057	5,048,635	17,548,057	8,229,539

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,525,024)	$(5,640,232)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	9,414	10,169
Amortization of note discount	2,524,908	3,371,456
Accretion of interest on notes payable	405,368	-
Intrerest and exhange rate differences	-	(1,887)
Stock issued in lieu of interest and other charges	-	1,351,745
Gain on extinguishment of debt	(2,926,717)	-
Increase (decrease) in net liability for severance pay	2,464	(1,265)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	(8,757)	-
Inventory	115,638	79,041
Prepaid expenses and other current assets	45,056	8,992
Accounts payable	498,112	33,229
Accrued expenses and other current liabilities	(133,665)	(114,097)

Net cash used in operating activities	(993,203)	(902,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,263)	(3,175)

Net cash used in investing activities	(7,263)	(3,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	1,035,612	895,335
Repayment of loan payable - bank	(45,624)	-
Repayments of loans payable - related parties	(833)	-
Proceeds from short-term debt	-	-
(Repayment) proceeds from bank line of credit	-	(53,301)

Net cash provided by financing activities	989,155	842,034

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,311)	(63,990)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	43,726	211,970

CASH AND CASH EQUIVALENTS - END OF PERIOD	$32,415	$147,980

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuances of common stock for the conversion of
convertible promissory notes and acrued interest	$-	$2,088,723
Issuances of common stock for the conversion of
convertible preferred stock and accrued dividends	$-	$2,210,966

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2012, the Company had not achieved profitable operations, had accumulated losses of $46.2 million (since inception), a working capital deficiency of $18.9 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities. From December 2007 through September 2012, the Company received net proceeds of approximately $7.0 million from the proceeds of the private placement to certain accredited investors of its 10% Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results.

On December 16, 2011, the Company implemented a reverse stock split of its outstanding common stock and preferred stock at a ratio of 1-for-3,000 shares and the Company’s authorized but unissued capital was proportionately reduced. All share figures and results are reflected on a post-split basis. See Note 8.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	September 30,
	2012	2011
Warrants	16,181	13,788
Convertible notes	20,989	17,488
Stock options	1,130	1,163
Convertible preferred stock	35,615	28,148

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

Inventories at September 30, 2012 and December 31, 2011 consisted of components totaling $68,053 and $157,285, and partially completed and completed devices totaling $129,162 and $155,568, respectively.

NOTE 6 – LOANS PAYABLE – BANK

From December 2011 through September 2012, IDO Ltd. received four loans from its commercial bank.  The loans bear interest at rates of 1.5% - 3.0% per annum and have maturity dates of three months from issuance, unless extended.  As of September 30, 2012, only one loan is outstanding.  At September 30, 2012 and December 31, 2011, the Company owed $51,392 and $97,016, respectively. In October 2012, IDO Ltd. paid the interest and principal balance of the outstanding loan in full. Guarantees for all the loans were given by a 2008 Investor (as defined in Note 7(i) below).

NOTE 7 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	September 30 2012	December 31, 2011
	(unaudited)
2008 Notes - secured and convertible - see (i) below	$2,518,445	$2,518,445

December 2008 Notes - secured and convertible – see (ii) below	815,062	815,062

2009 - 2011 Notes - secured and convertible - see (iii) below	4,010,579	4,010,579

2012 Notes - secured and convertible - see (iv) below	1,035,612	-

Total	8,379,698	7,344,086

Less: Discount	(4,072,567)	(864,345)
	4,307,131	6,479,741
Less: Current Portion	(2,077,257)	(6,429,007)

Total	$2,229,874	$50,734

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

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At September 30, 2012, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

For the period October 1, 2012 through November 9, 2012, principal in the amount of $561,500 was repaid in the form of 1,871,667 post-split shares of the Company's Common Stock.

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

(iv) 2012 Notes and Series A Preferred

For the period January 1, 2012 through September 30, 2012, the Company raised net proceeds $1,035,612 from holders of the December 2008 Notes and two new investors.   The Company issued $1,035,612 in principal amount of 10% secured convertible promissory notes (“2012 Notes”) and 9.89 post-split shares of Series A Preferred. In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 2,301 post-split shares of the Company’s Common Stock at per share exercise price equal to $750.

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

For financial reporting purposes, the Company recorded a discount of $739,730 to reflect the value of the Warrants and Series A Preferred issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 0.71% - 0.84%, a dividend yield of 0% and volatility of 135%.

For the period October 1, 2012 through November 9, 2012, the Company raised net proceeds of $296,611 from a holder of the December 2008 Notes.   The Company issued $296,611 in principal amount of 2012 Notes, 2.47 post-split shares of Series A Preferred and five-year warrants to purchase in the aggregate up to 659 post-split shares of the Company’s Common Stock at per share exercise price equal to $750.

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

Common Stock Issuances

For the period October 1, 2012 through November 9, 2012, principal of Notes totaling $561,500 was repaid in the form of 1.87 million post-split shares of the Company's Common Stock.  See Note 7.

For the period October 1, 2012 through November 9, 2012, the Company issued 566,666 post-split shares of Common Stock upon conversion of 0.567 post-split shares of Convertible Preferred Stock.

Convertible Preferred Stock

In January through September 2012, in connection with the issuance of notes payable, the Company issued 9.89 post-split shares of its Series A Preferred. For the period October 1, 2012 through November 9, 2012, the Company issued 2.47 post-split shares of Series A Preferred. See Note 7.

For the period October 1, 2012 through November 9, 2012, 0.567 post-split shares of Series A Preferred Stock totaling $170,000 were converted into 566,666 post-split shares of the Company's Common Stock.

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

The dividends are cumulative commencing on the issue date whether or not declared. For the nine months ended September 30, 2012 and 2011, the Company declared dividends totaling $267,208 and $761,912, respectively. For the three months ended September 30, 2012, the company declared dividends totaling $93,311 and $291,334, respectively. At September 30, 2012 and December 31, 2011, dividends payable total $2,291,704 and $2,024,496, respectively, and are included in accounts payable and accrued liabilities. For the nine months ended September 30, 2012 and 2011, dividends and deemed dividends totaled $2,472,052 and $2,625,012, respectively. For the three months ended September 30, 2012 and 2011, dividends and deemed dividends totaled $760,851 and $948,587, respectively. Such amounts have been included in interest expense.

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

The maturities on the Series A Preferred Stock are $6,464,868 past due that were payable in 2009 through 2011, $5,168,426 payable in 2012 and $2,101,877 payable in 2013.

Warrants

In connection with the entry into an advisory agreement on November 9, 2012 with a strategic advisory practice in the homeland security field, the Company issued a warrant to purchase up to 4 million shares of the Company’s Common Stock at a per share exercise price of $0.30.  The warrant shall become first exercisable on the first business day following and subject to the increase in the number of authorized shares of the Company (as defined).  The warrant is exercisable for five years from the effective date of the increase. The warrant contains a put provision (which is exercisable under certain specified conditions) as well as a “cashless exercise” provision.

NOTE 9 – CONTINGENCIES

Lawsuits

(i) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed  that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary.  The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $348,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

On January 3, 2011, the former officer filed an answer. A hearing was held on July 3, 2011.  See the discussion below.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd.  The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS  (approximately $380,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

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

On September 24, 2012, the Company filed its answer denying the allegations and asserted affirmative defenses, and the Company's officers and directors named in the Complaint filed a separate motion to quash service on September 24, 2012. On October 9, 2012, the plaintiff filed a demurrer to the answer. Decisions on the plaintiff's demurrer and the officers' and directors' motion to quash are pending.

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

We have designed and developed a security screening device containing proprietary and patented technology known as the MagShoe™. The MagShoe™ creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear as well as next to or above the ankles. The proprietary software included in the MagShoe™ provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe™ obviates the need to remove the footwear being inspected. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe™ device has been designed to integrate into and complement current security screening arrays and systems. The new G3 generation MagShoe is portable and, depending on the model, weighs 48 kilograms (and can scan up to 18 inches from the base of the passenger's footwear) and 33 kilograms (and scans up to 8 inches from the base of the passenger's footwear) and can be deployed quickly by existing security personnel, who can integrate the MagShoe into their current security routine. The subject being screened places his feet on the device in the designated areas for each foot and in three-six  seconds, depending on the model, the scan is completed.  An audio-visual signal alerts the operator of the results of the check and provides a read-out on the control panel in an easily readable format.

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

Current Operational Highlights

We recorded revenues of approximately $203,000 for the year ended December 31, 2011, representing one of our strongest year-end revenues to date.  We subsequently recorded revenues of $204,564 for the three months ended March 31, 2012, $80,916 for the three months ended June 30, 2012 and $14,232 for the three months ended September 30, 2012.  The positive direction of our operations and results in the past year and half is attributable, in part, to the activities of Mr. Yaniv Beran, who has been serving as the acting General Manager of our Israeli based subsidiary following the departure in May 2011 of the management team overseeing the subsidiary.  Prior to working for IDO, Mr. Beran served as the chief technology officer of various companies active in the homeland security and medical device fields.  Mr. Beran is the author of several patents in the field of particle collection for explosive detection devices.  As of September 30, 2012, we have received purchase orders for additional MagShoe™ units.  We believe that there are opportunities for additional sales of our MagShoe device.

Subject to raising the needed funds, our goal is to incorporate our SSD proprietary technology as a complementary technology to the existing walk through metal detectors (WTMD), thereby augmenting the security equipment and procedures currently used throughout the world.  We are also exploring options of integrating our technology with other non-metallic based detection systems.  Additionally, we have sold out our inventory of earlier generation MagShoe™ devices.  Our new generation 3G MagShoe™ model, with enhanced and more rapid detection capabilities, is commercially available.  We will need to raise additional capital to commercially produce the new models, as well as meet our operating requirements.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2012  TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues and costs of goods sold – Revenues for the nine and three months ended September 30, 2012 were $299,712 and $14,232, respectively, compared to $189,223 and $169,737 for the corresponding periods in 2011. All revenues were derived from sales of our MagShoe™ device.  Costs of goods sold during each of the nine and three months ended September 20, 2012 were $222,212 and 30,827, respectively, as compared to $165,155 and $127,046 for the corresponding periods in 2011.

The increase in revenues and the cost of goods sold during nine months ended September 30, 2012 compared to the corresponding nine month period in 2011 is primarily attributable to the substantial increase in the number of MagShoe™ devices delivered to customers in Africa, Europe and the Far East. The decrease in revenues and the cost of goods sold during three months ended September 30, 2012 compared to the corresponding three month period in 2011 is attributable to selling out all available inventory of earlier generation devices. We are currently accepting orders for the new 3G MagShoe device.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing the MagShoe™ device. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the nine and three months ended September 30, 2012 of $158,152 and $57,964, respectively, compared to $$184,245 and $51,261, respectively, for the corresponding periods in 2011. The decrease in research and development expenses during the nine months ended September 30, 2012 as compared to the corresponding nine month period in 2011 is principally attributable to the near completion of the new product design and modifications. The slight increase in research and development expenses during the three months ended September 30, 2012 as compared to the corresponding three month period in 2011 is principally attributable to our search to identify and possibly incorporate into our product complimentary technologies.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries/fees and other related costs for personnel in marketing, sales, executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses for the nine and three months ended September 30, 2012 of $1,174,214 and $389,158, respectively, compared to $897,014 and $313,072, respectively, for the corresponding periods in 2011. The increase in selling, general and administrative expenses during each of the nine and three moths ended September 30, 2012 compared to the corresponding periods in 2011 is principally attributable to increased marketing and public relations efforts.

Interest expense- Interest expense for the nine and three months ended September 30, 2012 was $274,507 and $107,135, respectively, compared to $1,023,131 and $194,821 in the corresponding periods in 2011. Interest expense relates primarily to the placement of our convertible promissory notes. Interest expense for the nine months’ ended September 30, 2011 includes $641,373 related to the issuance in of 6,229 shares of  Series A Preferred Stock as consideration for the extending the terms of certain convertible debt Nominal interest decreased in 2012 due to the reduction of the interest rate from 10% to 2.5% as a result of the modification of the terms of certain of the notes.  See Note 7(vi) in the condensed consolidated financial statements.

Amortizations – The amortizations are included in interest expense in the statement of operations. During the nine and three months ended September 30, 2012, we recorded amortization of $458,225, and $174,809, respectively, compared to $746,444 and $264,107 for the corresponding period in 2011.  Amortization in 2012 also includes the accretion of interest relating to the write-down to fair value of extinguished debt.  Amortization costs in 2011 relate to the debt discount and deferred finance costs incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

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

 Preferred stock dividends– In connection with our financing arrangements, we have issued shares of Series A Preferred Stock. The shares accrued a dividend of 10% per annum. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. As a result of the redemption provisions, the Series A Preferred was not classified as permanent equity and dividends and deemed dividends are included in interest expense. As such, all dividends accrued and/or paid and any accretions are classified as part of interest expense.  For the nine and three months ended September 30, 2012, dividends and deemed dividends totaled $2,472,051 and $760,851, respectively, and such amount has been included in interest expense. For the nine and three months ended September 30, 2011, dividends and deemed dividends totaled $2,625,012 and $948,587, respectively. See the discussion of the change in the terms of the Series A Preferred below.

Net loss – For the nine and three months ended September 30, 2012, we had a net loss of $1,525,024 and $1,493,177, respectively as  compared to a net loss of $5,640,232 and $1,713,901 for the corresponding periods in 2011.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our limited availability of authorized and unissued may impair our ability to raise significant funds from current or new investors. In addition, our auditors included a “going concern” qualification in their auditors’ report for the three months ended September 30, 2012. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts.  If we are unable to raise additional capital on an immediate basis, we may be forced to lay-off additional employees and either restructure or cease operations entirely.

As of September 30, 2012, we had a cash balance of $32,415 compared to $43,726 at December 31, 2011.

Cash used in operating activities was $993,203 in 2012. The decrease in cash was primarily attributable to funding the operating loss for the period

Cash used in investing activities was $7,263 in 2012 and represented the acquisition of property and equipment

Cash provided by financing activities was $989,155. We received proceeds of $1,035,612 from the issuance of convertible notes net of repayments of bank loans and related party loans of $46,457.

To date, we have financed our operations primarily from the sale of our securities (secured convertible notes, Series A Preferred Stock and warrants). See Note 7 in our Condensed Consolidated Financial Statements.

Between January and September 30, 2012, we raised $1,035,612 from the private placement to certain holders of our secured convertible promissory notes which we issued in December 2008 and new investors. From October through November 9, 2012, we raised an additional $296,611 from a holder of these notes

For the period October 1, 2012 through November 9, 2012, principal of Notes totaling $561,500 was repaid in the form of 1.87 million post-split shares of the Company’s common stock.

For the period October 1, 2012 through November 9, 2012, the Company issued 566,666 post-split shares of Common Stock upon conversion of 0.567 post-split shares of Convertible Preferred Stock.

 Modification of Debt Terms and Convertible Preferred Stock

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

In connection with the modification of the debt terms, the stockholders of approximately 71% of the outstanding amount of Series A Preferred representing the requisite Majority in Interest under the transaction documents, agreed to the following: (i) Waived the Events of Default under the Certificate of Designation at any time prior to and through May 2012. In addition, the stockholders waived any Events of Default that may arise through December 31, 2015; (ii) to eliminate the 10% dividend on their holdings; and (iii) fix the rate at which the number of shares of Common Stock to be issued for the monthly principal and accrued dividend payments on the outstanding Series A Preferred is made in shares at the rate of $0.30 (post-split) per share.

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

During the quarter ended September 30, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

On September 24, 2012, the Company filed its answer denying the allegations and asserted affirmative defenses and the Company’s officers and directors named in the Complaint filed a separate motion to quash service on September 24, 2012.  On October 9, 2012, the plaintiff filed a demurrer to the answer,  Decisions on the plaintiff’s demurrer and the officers’ and directors’ motion to quash are pending.

We believe that this lawsuit, as it applies to the Company, its officers and directors, is baseless and we intend to vigorously defend our rights.

(ii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on June 22, 2009, its wholly-owned subsidiary, IDO Ltd., filed an action in the Labor Court, in Tel Aviv, Israel, against one of its former officers and directors. The action asserts claims based on material non-compliance by the former officer with the terms of the employment agreement between him and our subsidiary. The action seeks disgorgement of amounts remitted to the former officer by the subsidiary under the employment agreement in the approximate amount of 1,356,000 NIS (approximately $348,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q) voiding the agreement, other equitable relief, and costs and disbursements, including attorneys’ fees. Previously, on May 10, 2009, the former officer/director resigned from all positions held with the subsidiary purportedly for “just cause” under the employment agreement. The resignation followed a request by the subsidiary that the former officer/director attend a meeting with management relating to his performance under the agreement, which request was refused.

(iii) In its quarterly report on Form 10-Q for the three months ended September 30, 2009, the Company first disclosed that on October 10, 2009, the above referenced former officer/director filed an action in the Labor Court in Tel-Aviv against IDO Ltd., as well as a director and the General Manager of IDO Ltd. The action seeks the payment of amounts purportedly due and payable to the officer/director under his employment agreement with IDO Ltd. in the approximate amount of 1,481,000 NIS (approximately $380,000 based on the exchange rate in effect at the time of the filing of this report on Form 10-Q). In January 2010, the Company filed an answer whereby we denied all allegations.

A hearing was held on July 3, 2011. In October 2011, the former officer submitted to the court its conclusions. The Company submitted its conclusions in December 2011. As of the filing of this quarterly report on Form 10-Q, the Court has not rendered judgment.

The Company believes that these claims are without foundation and that it has meritorious defenses to them.  The Company intends to actively defend its interests.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2012 without registration under the Securities Act:

Between July 1 and September 30, 2012, we issued convertible notes to certain holders of the 2008 Notes in the principal amount of $493,742 and 4.1145 post-split shares of Series A convertible Preferred Shares, and warrants to purchase 1,097 post-split shares of our Common Stock.

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

In connection with the entry into an advisory agreement on November 9, 2012 with a strategic advisory practice in the homeland security field, we  issued to this entity a warrant to purchase up to 4 million shares of our common stock at a per share exercise price of $0.30.  The warrant shall become first exercisable on the first business day following and subject to the increase in the number of authorized shares of the Company.  The warrant is exercisable for five years from the effective date of the increase. The warrant contains a put provision (which is exercisable under certain specified conditions) as well as a “cashless exercise” provision.

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

IDO SECURITY INC.

Date: November 14, 2012	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT