Form 10-K
period 2012-12-31
IDO Security Inc.
filed 2013-04-16
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-51170

IDO SECURITY INC.
 (Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17 State Street	10004
New York, New York	(Zip Code)
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

Large accelerated filer   ☐      Accelerated filer   ☐      Non-accelerated filer  ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The registrant had 19,986,471 shares of common stock, par value $0.001 per share, outstanding as of April 16, 2013.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on the OTC Bulletin Board on June 29, 2012 was approximately $ 5,176,700.

IDO SECURITY INC.
2012 FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY’S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO CONTINUING IN BUSINESS; ABILITY TO RAISE EXISTING FUNDS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY’S INABILITY TO CONTINUE OPERATIONS; THE COMPANY’S INABILITY TO RAISE FUNDS TO CONTINUE OPERATIONS; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY’S AUDITORS; THE IMPLICATIONS OF THE LITIGATION DISCUSSED IN ITEM 3 OF THIS REPORT; THE SUCCESS OF OUR RESTRUCTURED OPERATIONS; OUR ABILITY TO CONTROL COSTS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY’S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY’S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

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

From the commencement of operations in March 2002 through 2012 IDO Ltd. has been engaged in the design, development, manufacturing and marketing of a shoe scanning device (SSD) for the homeland security market that are used in security screening to detect metallic objects (both ferrous and non-ferrous) concealed on or in shoes, ankles and feet through the use of electro-magnetic fields, without the need of removing shoes through 2012 IDO conducted its principal design and production operations in Israel through its wholly owned subsidiary IDO Ltd. and revenues are derived principally from shipments to customers in the United States as well as Asian and European countries. In 2013, we have restructured operations and IDO Ltd. is currently inactive. See Current Operational Highlights below.

We have designed and developed a security screening footwear and lower body device containing proprietary and patented technology known as the MagShoe. The MagShoe creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear, as well as , up to 45 centimeters from the ground level. The proprietary software included in the MagShoe provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe obviates the need to remove the footwear being inspected and gives the security personnel the advantage of finding threat or valuable objects up to 45 centimeters from ground level. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe device has been designed to be portable and to integrate into and complement current security screening arrays and systems.

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

CURRENT OPERATIONAL HIGHLIGHTS

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

We increased revenue from $202,787 in 2011 to $318,643 in 2012. As of April 2013, we have received purchase orders for additional MagShoe™ units. We believe that there are ample opportunities for additional sales of our MagShoe device.

Effective April 2013, our subsidiary IDO Ltd. has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. The cessation of activities by IDO Ltd. is a result of the litigation outcome discussed in Item 3 below.

In order to maintain orderly operations, we and a third party engaged in the distribution, operation and maintenance of medical devices have entered, as of April 15, 2013, into a  representation and manufacturing agreement pursuant to which the third party will be granted non exclusive manufacturing rights of our products and will also be granted the right to assist us in the management of  sales, marketing and distribution of our products. While no assurance can be provided, we believe that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party.

If a resolution or settlement is not reached with respect to the litigation discussed in Item 3 below, no assurance can be provided that the proposed restructure of our activities will not be legally challenged and, if so challenged, no assurance can be provided that such challenge will not succeed.

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

In October 2010 we entered into a distribution arrangement with JEI, Inc. a California based company with an extensive history of selling state of the art audio recording devices, a vital security apparatus, to the Federal, State and local governments throughout the United States. As part of that arrangement, JEI has agreed to resubmit the MagShoe to the U.S. Genaral Services Administration (GSA) when our US sales reach a higher threshold. Of course, no guarantee can be provided that the MagShoe will be approved by the GSA and, even if approved, that ultimately, will be sold to the agencies. We are currently intensifying our efforts to identify and team up appropriate collaborators in the coming months with a view toward enabling us to bring the MagShoe to our various core markets in the United States and  throughout the world while also beginning the process of seeking other state of the art security devices to put through our distribution system to increase the awareness of IDO as a seller and supplier of security devices.

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

We presently have no significant steady revenue generating arrangements and no assurance can be provided that we will in fact be able to enter into agreements or arrangements on terms that are commercially acceptable to us. We anticipate that our business may generate disproportionate amount of revenues from one period to another and therefore our financial results will vary significantly from period to period.

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

SUPPLIERS

Core components of the MagShoe were, through December 2012, assembled by our subsidiary, IDO Ltd. Certain non-core components are manufactured by third party unaffiliated contractors. Testing and assembly of MagShoe were managed by our subsidiary at its facilities in Israel. Effective April 2013, our subsidiary IDO Ltd. terminated all commercial activities. See “Current Operationl Highlights” above and Item 3 below.

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

We also hold the trademark to the name MagShoe in both the United States and Israel.

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

EMPLOYEES

At December 31, 2012, we employed 10 full time employees and consultants, all of whom but for our President and acting Chief Executive Officer, work out of IDO Ltd.’s offices in Israel. None of these employees are subject to collective bargaining agreements.

As discussed in Item 3 below, in April 2013 IDO Ltd. has terminated all commercial activities in Israel.

RESEARCH AND DEVELOPMENT

During our 2012 and 2011 fiscal years, we incurred $216,732 and $248,082, respectively, on the research and development of the MagShoe product.

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

Since inception, we have incurred significant operating losses. As of December 31, 2012, we have incurred losses totaling $50 million. We believe that we will continue to incur net losses for the foreseeable future as we continue to further develop and promote the MagShoe and related products. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, marketing and administration as we continue to develop our products. These expenditures will necessarily precede the realization of substantial revenues from the sales of our single product line, if any, which may result in future operating losses.

The report of our independent registered public accounting firm for our financial statements for the year ended December 31, 2012 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This “going concern” paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

OUR RESTRUCTURED OPERATIONS PURSUANT TO WHICH WE WILL PRODUCE AND MANUFACTURE OUR PRODUCTS CAN BE LEGALLY CHALLENGED.

In April 2013, our subsidiary, IDO Ltd., has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. This action was taken in light of the litigation outcome discussed in further detail in Item 3 below.

On April 15, 2013, we and a third party engaged in the distribution, operation and maintenance of medical devices entered into a representation and manufacturing agreement pursuant to which the third party has been granted non exclusive manufacturing rights of our products and was also be granted the right to assist the Company in the management of sales, marketing and distribution of our products. While no assurance can provided, we believe that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party.

If a resolution or settlement is not reached with Gil Stiss (“Stiss”), a former officer/director of IDO Ltd., with respect to the payment or other satisfaction of the judgment discussed in Item 3 below, no assurance can be provided that the restructure of our activities will not be legally challenged and, if so challenged, no assurance can be provided that such challenge will not succeed.

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

Under the terms of the agreements with the holders of our secured promissory notes that we issued in December 2007 through December 2012, the note holders have a first priority lien on substantially all of our assets, including our cash balances. If we default under the notes, the note holders would be entitled to, among other things, foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the credit facility.

OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION UPON THE CONVERSION OF OUR OUTSTANDING DEBENTURES AND PREFERRED STOCK BECAUSE THESE SECURITIES CONVERT AT A DISCOUNT TO THE MARKET PRICE OF OUR COMMON STOCK AT THE TIME OF CONVERSION.

We currently have outstanding approximately $8.1 million of our secured convertible promissory notes (the “Investor Notes”) and approximately $14.3 million in stated value of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”). We are required to make monthly payments with respect to the accrued principal and interest on the notes (dividends, in the case of the Series A Preferred). With respect to approximately 25% of the principal amount of the Investor Notes and Series A Preferred, those payments may be made, at our option, in shares of our Common Stock at a rate equal to 75% of the average of the closing bid prices of the common stock for the five trading days preceding the payment date. With respect to the remaining balance, payments may be made in shares at a fixed conversion rate of $0.30.

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

          RISKS ASSOCIATED WITH OUR SECURITIES AND CAPITAL STRUCTURE

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of April 16, 2013, we had 20,000,000 authorized post-split shares of Common Stock, of which 19,986,471 shares of our Common Stock were issued and outstanding as of such date. The effective conversion price of the Investor Notes and the Series A Preferred Stock is variable, and is based upon a 25% discount to the average of the closing bid prices for our common stock for the five trading days preceding the conversion date. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

RISKS RELATED TO OPERATIONS IN ISRAEL

DETERIORATION OF POLITICAL, ECONOMIC AND SECURITY CONDITIONS IN ISRAEL MAY ADVERSELY AFFECT OUR OPERATIONS.

Our product assembly efforts are centered in the State of Israel and accordingly, all these may be affected by economic, political and military conditions in the State of Israel. Any major hostilities involving Israel, a substantial decline in the prevailing regional security situation or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Beginning in September 2000, the overall relationship and security situation between Israel and the Palestinians deteriorated significantly and continues to be marked by ongoing violence, also varying in its degree of severity. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party; and during the winter of 2008-2009, and as recently as November 2012, Israel was engaged in an armed conflict with Hamas, a militia group and political party operating in the Gaza Strip. These conflicts involved missile strikes against civilian targets in various parts of. To date, these matters have not had any material effect on our business and results of operations, but there can be no assurance that they will not do so in the future.

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

Through March 2013, we leased our facility in Rishon Le’Zion, Israel, comprised of approximately 370 square meters. The lease was scheduled to expire in April 2012 but was being renewed on a month to month basis. Given the termination of IDO Ltd.’s activities as discussed in Item 3 below, we have vacated the premises and have settled the lease.

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

(i) As the Company previously disclosed, in November 2012 the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of the Company’s wholly-owned subsidiary, IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd.. In the lawsuit, which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO LTD., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of 1,475,000 in New Israeli Shekels (NIS), which is equivalent to approximately $410,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of NIS 500,000 provided that, IDO Ltd. paid the amount of NIS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013 the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately NIS 1,736,000, which is equivalent to approximately $480,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached.

As of the date of this report, the Appeal of the Judgment with the National Court is pending and no assurances can be provided as to the ultimate disposition of the Appeal. In April 2013, Stiss filed a motion to dismiss the Appeal as IDO Ltd. has not complied with the Judgment (payment of amounts due).

In light of the foregoing, in April 2013 IDO Ltd. has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. There is no substantial activity currently being undertaken by IDO Ltd.

On April 15, 2013, we and a third party engaged in the distribution, operation and maintenance of medical devices entered into a representation and manufacturing agreement pursuant to which the third party has been granted non-exclusive manufacturing rights of Company products and will also be granted the right to assist the Company in the management of  sales, marketing and distribution of our products. While no assurance can provided, we believe that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party.

(ii) On July 23, 2012, a complaint was filed in the San Diego Superior Court against the Company, certain officers and directors, and other unrelated companies, alleging violations of California restrictions on unsolicited commercial e-mails. Under the relevant California statute, violators are subject to pay damages of up to $1,000 for each spam email to each recipient. The plaintiff alleges he received 19 spam emails relating to the Company. The plaintiff is also seeking preliminary injunction against the defendants.

On September 24, 2012, the Company filed its answer denying the allegations and asserted affirmative defenses and the Company's officers and directors named in the Complaint filed a separate motion to quash service on September 24, 2012. On October 9, 2012, the plaintiff filed a demurrer to the answer. Decisions on the plaintiff's demurrer and the officers' and directors' motion to quash are pending.

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

	LOW	HIGH
Year Ended December 31, 2012
First Quarter	$0.235	$0.56
Second Quarter	$0.22	$0.52
Third Quarter	$0.15	$0.74
Fourth Quarter	$0.10	$0.36

	LOW	HIGH
Year Ended December 31, 2011
First Quarter	$0.30	$3.94
Second Quarter	$0.30	$0.61
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.14	$0.30

As of April 12, 2013, there were 33 holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

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

Current Operational Highlights

We recorded revenues of approximately $319,000 for the year ended December 31, 2012, representing our strongest year-end revenues to date. The positive direction of our operations and results in the past year is attributable, in part, to the activities of Mr. Yaniv Beran, who has been serving as the acting General Manager of our Israeli based subsidiary following the departure in May 2011 of the management team overseeing the subsidiary. Prior to working for IDO, Mr. Beran served as the chief technology officer of various companies active in the homeland security and medical device fields.  Mr. Beran is the author of several patents in the field of particle collection for explosive detection devices. As of December 31, 2012, we have received purchase orders for additional MagShoe™ units.  We believe that there are opportunities for additional sales of our MagShoe device.

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

At the same time, because of the litigation outcomes discussed in further detail in Item 3 above, our Israeli based subsidiary IDO Ltd., through which we have been historically manufacturing and selling our products, has ceased all activities. We have restructured our operation as discussed above under the caption “Current Operational Highlights” in Item 1 above.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 (the “2012 Period”) TO THE YEAR ENDED DECEMBER 31, 2011 (the “2011 Period”)

Revenues and cost of goods sold – Revenues for the 2012 Period were $318,643 compared to $202,787 for the 2011 Period, all of which were derived from sales of the MagShoe units.

Costs of goods sold for the 2012 Period were $251,717 compared to $159,772 in the 2011 Period.

The increase in revenues and the cost of goods sold during the 2012 Period as compared to the 2011 Period is primarily attributable to the substantial increase in the number of MagShoe™ devices delivered to customers in Africa, Europe and the Far East.

Research and Development - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries/fees and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $216,732 in the 2012 Period compared to $248,082 in the 2011 Period. The decrease in research and development expenses in the 2012 Period as compared to the 2011 Period is principally attributable to the near completion of the new product design and modifications.

Selling, general and administrative expenses - We incurred selling, general and administrative expenses of $2,203,088 in the 2012 Period compared to $1,151,366 in the 2011 Period. These expenses primarily consist of salaries/fees and other related costs for personnel in executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. The increase in selling, general and administrative expenses during the 2012 Period as compared to the 2011 Period is principally attributable to increased sales and marketing  activity both in the number of employees devoted to those tasks as well as increased expenses associated with travel and participating in trade shows which in fact contributed to our increase in sales.

Impairment of Goodwill - Goodwill consists of the excess of cost over net assets acquired of IDO Ltd. on March 8, 2007. In April 2013, IDO Ltd. has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. There is no substantial activity currently being undertaken by IDO Ltd.  As a result, we recorded an impairment to goodwill equal to 100% of the remaining balance of $1,215,002. No impairment was recorded for 2011.

Interest expense - Interest expense for the 2012 period was $377,145 and $1,389,983 for the 2011 Period. Interest expense related primarily to the placement of our convertible promissory notes. Interest expense for the 2011 Period includes $641,373 related to the issuance in of 6,229 shares of Series A Preferred Stock as consideration for the extending the terms of certain convertible debt.  Nominal interest decreased in 2012 to a majority of the note holders due to the reduction of the interest rate from 10% to 2.5% as a result of the modification of the terms of certain of the notes effective January 1, 2012. See Note 7(vi) in the consolidated financial statements.

Amortizations – The amortizations are included in interest expense in the statement of operations.  Amortization for the 2012 Period was $690,670 and $1,022,083 for the 2011 Period. Amortization costs relate to the debt discounts incurred in connection with the placement of our convertible promissory notes. Amortization in 2012 also includes the accretion of interest relating to the write-down to fair value of extinguished debt. These costs are amortized to the date of maturity of the debt unless converted earlier.

Warrant liability – On November 8, 2012, the Company issued a warrant to purchase 4 million shares of Common Stock that contained a put option.  As defined in the warrant, the warrant holder has the right to put the warrant back to the Company on or before May 6, 2013 if the Company does not file a proxy statement (as defined). The warrant holder is entitled to receive the greater of (i) the difference between the exercise price of the warrants of $0.30 and the 20-day average price of the Company’s Common Stock for the period preceding May 6, 2013 and (ii) $0.10 per share.  The put option created a derivative liability which the Company valued at $0.10 per share as the Company’s stock price was below the strike price and has declined further since issuance.  The Company recorded a warrant liability of $400,000 and charged interest expense.

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

Preferred Stock Dividends – In connection with our financing arrangements we have issued Series A Preferred Stock. The shares accrue a dividend of 10% per annum. Effective January 1, 2012, a majority of the Series A Preferred stockholders eliminated their dividends.  The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the year ended December 31, 2012, dividends and deemed dividends totaled $3,095,121 and such amount has been included in interest expense. For the year ended December 31, 2011, dividends and deemed dividends totaled $3,593,275.

Net loss attributable to common stockholders – For year ended December 31, 2012, we had a net loss of $5,207,996 as compared to a net loss of $7,363,057 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2012. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

As of December 31, 2012, we had a cash balance of $125,982 compared to $43,726 at December 31, 2011.

Cash used in operating activities was $1,298,268 for the year ended December 31, 2012. The decrease in cash was primarily attributable to funding the loss for the period.

Cash used in investing activities was $7,359 for the year ended December 31, 2012 attributable to the addition of property and equipment.

Cash provided by financing activities was $1,387,883 for the year ended December 31, 2012. We received proceeds of $1,337,723 from the issuance of convertible notes.  We also received proceeds from loans from a related party of $77,676 and a note payable of $69,500.  These receipts were offset by the repayment of advances under our subsidiary’s line of credit of $97,016.

To date, we have financed our operations primarily from the sale of our securities (secured convertible notes, Series A Preferred Stock and warrants). See Notes 7 & 8 in our Consolidated Financial Statements.

Between January and December 31, 2012, we raised $1,407,223 from the private placement to certain holders of our secured convertible promissory notes and new investors. From January through April 16, 2013, we raised an additional $150,000 from two  holders of these notes

For the year ended December 31, 2012, principal of Notes totaling $561,500 was repaid in the form of 1.87 million post-split shares of the Company’s common stock.

For the year ended December 31, 2012, Series A Convertible Preferred Shares totaling $170,000 were repaid in the form of 566,666 post-split shares of the Company’s common stock.

For the period January through April 16, 2013, no common shares were issued.

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

On January 1, 2012, the Company adopted ASU 2011-08 (ASU 2011-08), “Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment” ASU 2011-08 updated the guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The update ASU 2011-08 was effective for fiscal years beginning after December 15, 2011 for public entities, with early adoption permitted. The adoption did not have a material effect on the Company’s financial position and results of operations.

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

 MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We carried out an evaluation, under the supervision and with participation of management, including our President and Acting Chief Executive Officer (who also serves as our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control - Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2011, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements for the fiscal year ended December 31, 2012.

The Board

          All proceedings of the board of directors for the fiscal year ended December 31, 2012 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Michael Goldberg, at the address appearing on the first page of this report.

Code of Ethics

          We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to the address listed on the cover page of this Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

          At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our board of directors believes that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our company. As we generate significant revenue in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth all compensation for each of the last two fiscal years awarded to, or earned by, our Chief Executive Officer, our sole executive officer for the year ended December 31, 2012.

Name and
Principal				Option	All Other
Position(s)	Year	Salary		Awards	Compensation	Total

Michael
Goldberg,	2012	$198,000	(1)	$--	$--	$198,000
President and
Acting Chief	2011	$198,000	(2)	$--	$--	$198,000
Executive
Officer
(and Principal
Financial
Officer)

1. Of the amount earned, approximately $78,000 was paid and $120,000 was deferred as of December 31, 2012.  See “Michael Goldberg” below.

2. Of the amount earned, approximately $86,000 was paid and $112,000 was deferred as of December 31, 2011. See “Michael Goldberg” below.

Employment Agreements

Michael Goldberg. On June 20, 2007, we entered into an employment agreement with Mr. Goldberg, which became effective as of July 2, 2007, pursuant to which Mr. Goldberg was retained as our President. The employment agreement has an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Goldberg is entitled to an annual salary of $198,000, payable monthly.  However, in order to reduce operating expenses and conserve cash, since October 2008, Mr. Goldberg has been deferring a part of his salary until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2012, such deferred amount totaled an aggregate of $530,249. Mr. Goldberg can terminate the employment agreement and the relationship thereunder at any time upon 60 days’ notice. If during the initial term the Company were to terminate the agreement for any reason other than “Just Cause” (as defined the employment agreement), then the Company is to pay to Mr. Goldberg the salary then payable under the agreement through the scheduled expiration of the initial term; if such termination for any reason other than “Just Cause” were to take place during a renewal period, then the Company is to pay to Mr. Goldberg an amount equal to three months’ salary. Under the agreement, Mr. Goldberg was awarded options to purchase 400 post-split shares of the Company’s common stock, of which options for 175 post-split shares, at a per share purchase price of $510, were fully vested at the time of grant and options for the remaining shares, which have vested, are exercisable at per share exercise prices ranging between $750 and $3,750. Mr. Goldberg has served as our Acting Chief Executive Officer since June 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2012

          The following table sets forth information as of December 31, 2012, concerning unexercised options for the purchase of common stock held by the named executive officers.   The table reflects post-split shares and share prices.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael Goldberg	175	—	$510	6/20/14
	28	—	750	6/20/14
	28	—	1,260	6/20/14
	28	—	1,740	6/20/14
	28	—	2,160	6/20/14
	28	—	2,850	6/20/14
	28	—	3,240	6/20/14
	28	—	3,510	6/20/14
	28	—	3,750	6/20/14

  Compensation of Directors

           It is our policy to reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings.

   The following table sets forth all compensation for the last fiscal year awarded to or earned by our Directors during 2012.

Name	Fees Earned (1)	Option Awards	Total
John Mitola	$3,000	$—	$3,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Shareholders, Directors and Executive Officers

           The following table sets forth information as of the close of business on April 12, 2013, concerning shares of our common stock beneficially owned by: (i) each director; (ii) each named executive officer; ( iii) all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

           In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 12, 2013. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 19,986,471 post-split shares of common stock outstanding at April 12, 2013.

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

          The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2012. The table reflects post-split shares and share prices.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	666.67	$1,555	49,333

Equity compensation plans not approved by security holders:	—	—	—
TOTAL	666.67	$1,555	49,333

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

          Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the fiscal years ended December 31, 2012 and 2011 are set forth below.

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011

Audit Fees	$82,500	$82,500

Audit Related Fees	$—	$3,000

Tax Fees	$—	$—

All Other Fees	$—	$—

Total	$82,500	$85,500

          Audit Fees were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

          Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.  The fees in 2011 related to the Company’s responses to comment letters received from the SEC.

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

3.1	Amended and Restated Certificate of Incorporation of the Company filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2007.

3.2*	Amendment to Amended and Restated Certificate of Incorporation.

3.3	Bylaws of the Company, filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2007.

3.4	Certificate of Designation of Series A Preferred Stock filed December 11, 2008, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008.

4.1	Form of Promissory Note issued to certain investors, filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008.

4.2	Form of Class A Common Stock Purchase Warrant, filed as an exhibit to the Current Report on Form 8-K filed on April 6, 2007.

4.3	Form of Warrant filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008.

4.4	Form of Promissory Note issued on July 30, 2008, filed as an exhibit to IDO’s quarterly report on Form 10-Q for the three months ended June 30, 2008.

4.5	Form of Secured Convertible Promissory Note due April 30, 2010, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008.

4.6	Form of Warrant issued as of October 31, 2008, filed as an exhibit to IDO’s current report on Form 8-K filed on December 23, 2008.

4.7	Form of Secured Promissory Note filed as an exhibit to the Annual Report on Form 10-K for the Year ended December 31, 2010.

10.1	Form of subscription Agreement, dated as of December 24, 2007, with certain investors filed as an exhibit to IDO’s annual report on Form 10-K for the year ended December 31, 2008.

10.2	Form of Security Interest Agreement filed as an exhibit to IDO’s annual report on Form 10-KSB for the year ended December 31, 2008.

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

DATE: April 16, 2013
IDO SECURITY INC.

/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG
ACTING CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Goldberg	President, Acting Chief Executive Officer and Director	April 16, 2013
Michael Goldberg

/s/ John Mitola	Director	April 16, 2013
John Mitola

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IDO Security, Inc.

We have audited the accompanying consolidated balance sheets of IDO Security, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
April 16, 2013

IDO SECURITY INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$125,982	$43,726
Inventories	183,721	312,853
Prepaid expenses and other current assets	33,830	76,428

Total current assets	343,533	433,007

Property and equipment, net	46,303	51,396
Goodwill	-	1,215,002

Total assets	$389,836	$1,699,405

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,081,105	$4,575,810
Loans payable - bank	-	97,016
Convertible promissory notes (net of discount of $49,141 and $800,902)	2,112,601	6,429,007
Redeemable Series A Cumulative Convertible Preferred Stock (net of discount of $1,556,297 and $2,063,596)	12,390,440	8,911,712
Warrant liability	400,000	-
Loans payable - related parties	159,480	80,659

Total current liabilities	21,143,626	20,094,204

NON-CURRENT LIABILITIES
Convertible promissory notes (net of discount of $4,006,776 and $63,443)	1,951,791	50,734
Redeemable Series A Cumulative Convertible Preferred Stock (net of discount of $226,506 and $99,743)	147,206	71,090
Accrued severance pay	26,250	154,499
Note payable	69,500	-

Total liabilities	23,338,373	20,370,527

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred Stock 6,600 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares authorized, 19,986,471 and 17,548,138 issued and outstanding, respectively	19,986	17,548
Additional paid-in capital	27,624,231	25,999,397
Deferred compensation expense	(696,691)	-
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(49,895,732)	(44,687,736)

Total stockholders' deficiency	(22,948,537)	(18,671,122)

Total liabilities and stockholders' deficiency	$389,836	$1,699,405

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2012	2011

Revenues	$318,643	$202,787

Cost of sales	251,717	159,772

Gross profit (loss)	66,926	43,015

Operating expenses
Research and development expenses	216,732	248,082
Selling and general and administrative expenses	2,203,088	1,151,366
Impairment of goodwill	1,215,002	-

Total operating expenses	3,634,822	1,399,448

Loss from operations	(3,567,896)	(1,356,433)

Interest expense (including amortization of debt and preferred stock discounts, accretion of convertible promissory notes and dividends)	(4,562,936)	(6,005,341)
Gain on extinguishment of debt	2,926,717	-
Foreign currency translation	(3,881)	(1,283)

Net loss	$(5,207,996)	$(7,363,057)

Basic and diluted loss per share	$(0.29)	$(0.90)

Weighted average number of shares outstanding
Basic and diluted	18,012,901	8,199,175

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

							Accumulated
					Additional		Other	Deferred
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Compensation
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Expense	Total

Balances at January 1, 2011	-	$-	1,665,728	$1,666	$21,715,421	$(37,324,679)	$(331)	$-	$(15,607,923)

Conversion of convertible
promissory notes and
accrued interest and fees	-	-	8,065,825	8,066	2,080,657	-	-	-	2,088,723
Conversion of convertible
preferred stock			7,816,585	7,816	2,203,150	-	-	-	2,210,966
Warrants issued in
connection with debt placement	-	-	-	-	169	-	-	-	169
Shares issued for services
Net loss	-	-		-	-	(7,363,057)	-	-	(7,363,057)

Balances at December 31, 2011	-	-	17,548,138	17,548	25,999,397	(44,687,736)	(331)	-	(18,671,122)

Conversion of convertible
promissory notes and
accrued interest and fees	-	-	1,871,667	1,872	559,628	-	-	-	561,500
Conversion of convertible
preferred stock			566,666	566	169,434	-	-	-	170,000
Warrants issued in
connection with debt placement	-	-	-	-	27	-	-	-	27
Warrants issued for services	-	-	-	-	895,745	-	-	(696,691)	199,054
Net loss	-	-		-	-	(5,207,996)	-	-	(5,207,996)

Balances at December 31, 2012	-	$-	19,986,471	$19,986	27,624,231	$(49,895,732)	$(331)	$(696,691)	$(22,948,537)

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,207,996)	$(7,363,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,453	14,050
Amortization of note discount	3,223,206	4,615,358
Accretion of interest on notes payable	562,585	-
Stock based compensation	199,054	-
Interest and exhange rate differences	1,145	-
Stock issued in lieu of interest and other charges	-	1,351,745
Financing costs related to warrant liability	400,000	-
Gain on extinguishment of debt	(2,926,717)	-
Decrease in net liability for severance pay	(128,249)	(2,369)
Impairment of goodwill	1,215,002	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Inventory	129,132	(24,542)
Prepaid expenses and other current assets	42,598	22,167
Accounts payable	617,146	(348,988)
Accrued expenses and other current liabilities	562,373	547,347

Net cash used in operating activities	(1,298,268)	(1,188,289)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,359)	(6,066)

Net cash used in investing activities	(7,359)	(6,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	1,337,723	985,335
(Repayment of) proceeds from loan payable - bank	(97,016)	97,016
Proceeds from (repayments of) loans payable - related parties	77,676	(2,939)
Proceeds from note payable	69,500	-
Repayment of bank line of credit	-	(53,301)

Net cash provided by financing activities	1,387,883	1,026,111

INCREASE (DECREASE) IN CASH	82,256	(168,244)

CASH - BEGINNING OF YEAR	43,726	211,970

CASH - END OF YEAR	$125,982	$43,726

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities
Issuances of common stock for the conversion of convertible promissory notes and acrued interest	$561,500	$2,088,723
Issuances of common stock for the conversion of convertible preferred stock and accrued dividends	$170,000	$2,210,966

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

IDO conducts its principal design and production operations in Israel and revenues are derived principally from shipments to customers in the United States, Asia and Europe.

On December 16, 2011 the Company implemented a reverse stock split of its outstanding common stock and preferred stock at a ratio of 1-for-3,000 shares and the Company’s authorized but unissued capital was proportionately reduced.  All share figures and results are reflected on a post-split basis.  See Note 8.

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2012, the Company had not achieved profitable operations, had accumulated losses of $50 million (since inception), a working capital deficiency of $20.8 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities. From December 2007 through December 2012, the Company received net proceeds of approximately $7.3 million from the proceeds of the private placement to certain accredited investors of its Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans. See Notes 7 and 8 below.

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

Revenue:
For the year ended December 31, 2012, shipments to Hungary accounted for 40% of the Company’s revenue and shipments to Austria accounted for 25% of revenue.  For the year ended December 31, 2011, shipments to China accounted for 37% of the Company’s revenue.

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

Inventories at December 31, 2012 consisted of components totaling $60,667 and partially completed and completed devices totaling $123,054.  Inventories at December 31, 2011 consisted of components totaling $157,285 and partially completed and completed devices totaling $155,568.

Accounts Receivable
Under the terms of sale, customers must pay for the merchandise before delivery.  As such, there were no accounts receivable at December 31, 2012 and 2011.

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

As discussed in more detail in Note 11, in April 2013, IDO Ltd. has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. There is no substantial activity currently being undertaken by IDO Ltd.  As a result, the Company recorded an impairment to goodwill equal to 100% of the remaining balance of $1,215,002 in 2012.  The Company did not record an impairment to goodwill in 2011.

Research and Development
Costs incurred in connection with the research and development of the Company’s products is expensed as incurred.

Severance Pay
The Company’s subsidiary liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof (on a pro-rata basis). Such liability in Israel is fully provided by monthly deposits in accordance with insurance policies and by an accrual. The deposited funds include profits accumulated through December 31, 2012. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	December 31
	2012	2011
Warrants	4,015,073	13,988
Convertible notes	20,632	18,093
Stock options	667	1,163
Convertible preferred stock	37,046	29,268

Fair Value of Financial Instruments
Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts payable and accrued expenses, other current liabilities and convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

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

On January 1, 2012, the Company adopted ASU 2011-08 (ASU 2011-08), “Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment” ASU 2011-08 updated the guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The update ASU 2011-08 was effective for fiscal years beginning after December 15, 2011 for public entities, with early adoption permitted. The adoption did not have a material effect on the Company’s financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2012 and 2011:

	2012	2011
Computer equipment	$62,776	$59,801
Other equipment	17,410	17,075
Lab equipment	10,766	6,716
Office furniture	19,899	19,899
Leasehold improvements	40,753	40,753
	151,604	144,244

Less: accumulated depreciation	105,301	92,848

	$46,303	$51,396

Depreciation amounted to $12,453 and $14,050 for the years ended December 31, 2012 and 2011, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2012 and 2011:

	2012	2011
Accounts payable	$626,809	$539,911
Accrued registration penalty (see Note 7)	516,137	516,137
Accrued interest	1,164,041	797,627
Accrued dividends	2,350,272	2,024,496
Accrued compensation costs	707,561	472,911
Provision for lawsuit (see Note 11)	470,000	--
Accrued professional fees	200,131	89,004
Customer deposits	10,053	40,000
Accrued other	36,101	95,724
	$6,081,105	$4,575,810

NOTE 5 – LOANS PAYABLE - BANK

From December 2011 through September 2012, IDO Ltd. received four loans from its commercial bank.  The loans bore interest at rates of 1.5% - 3.0% per annum and had maturity dates of three months from issuance, unless extended.  As of September 30, 2012, only one loan was outstanding and was repaid in full in October 2012.  At December 31, 2012 and 2011, the Company owed $0 and $97,016, respectively.

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

In February 2011, the Company issued new notes totaling $1,456,880 (2011 Notes – see Note 7) refinancing the principal of the notes previously issued as well as the unpaid accrued interest. See Note 7 (iii) for a full discussion.

In November 2012, the Company issued a note to a 2008 Investor in the aggregate amount of $69,500.  The note bears interest at the rate of 2.5% and is due at the earlier of (i) April 1, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

At December 31, 2012 and 2011, notes payable totaled $69,500 and $0, respectively.

In March and April 2013, the Company issued notes to two 2008 Investors in the aggregate amount of $150,000.  The note bears interest at the rate of 2.5% and is due at the earlier of (i) April 1, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

NOTE 7 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	December 31, 2012	December 31, 2011

2008 Notes - secured and convertible - see (i) below	$1,956,945	$2,518,445

December 2008 Notes - secured and convertible – see (ii) below	815,062	815,062

2009 - 2011 Notes - secured and convertible - see (iii) below	4,010,579	4,010,579

2012 Notes - secured and convertible - see (iv) below	1,337,723	-

Total	8,120,309	7,344,086

Less: Discount	(4,055,917)	(864,345)
	4,064,392	6,479,741
Less: Current Portion	(2,112,601)	(6,429,007)

Total	$1,951,791	$50,734

(i) Secured Convertible Promissory Notes

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

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At December 31, 2012, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

For the year ended December 31, 2012, principal in the amount of $561,500 was repaid in the form of 1.87 million post-split shares of the Company's Common Stock. For the year ended December 31, 2011, principal in the amount of $1,164,865 and accrued interest totaling $595,222 was repaid in the form of 6.8 million post-split shares of the Company’s Common Stock.

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

There were no payments of principal or interest in 2012.  For the year ended December 31, 2011, principal in the amount of $136,692 and accrued interest totaling $88,147 was repaid in the form of 224,839 post-split shares of the Company’s Common Stock.

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

There were no payments of principal or interest in 2012 or 2011.

(iv) 2012 Notes and Series A Preferred

For the year ended December 31, 2012, the Company raised net proceeds $1,337,723 from holders of the December 2008 Notes and two new investors.   The Company issued 1,337,723 in principal amount of 10% secured convertible promissory notes (“2012 Notes”) and 11.14 post-split shares of Series A Preferred. In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 2,972 post-split shares of the Company’s Common Stock at per share exercise price equal to $750.

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

For financial reporting purposes, the Company recorded a discount of $955,524 to reflect the value of the Warrants and Series A Preferred issued. The estimated value of the warrants was determined using the Black-Scholes option pricing model under the following assumptions: life of 5 years, risk free interest rate of 0.71% - 0.84%, a dividend yield of 0% and volatility of 135%.

There were no payments of principal or interest in 2012.

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

(vii) Maturities of Convertible Promissory Notes

The maturities on the Notes are $2,059,664 were payable through 2012, $102,083 payable in 2013 and $5,958,562 payable in 2015.

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

Stock Issuances

Common Stock

In 2011 a total of 8.066 million post-split shares of common stock were issued in connection with the conversion of principal and accrued interest on convertible securities.  See Note 8.

In 2011, the Company issued 7.817 million post-split shares of common stock upon the conversion of 7 post-split shares of Series A Preferred.

In 2012 principal of Notes totaling $561,500 was repaid in the form of 1.87 million post-split shares of the Company's Common Stock.  See Note 7.

In 2012 the Company issued 566,666 post-split shares of Common Stock upon conversion of 0.567 post-split shares of Series A Preferred.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred filed with the Nevada Secretary of State.  In December 2011, in connection with a reverse stock split described above, the Company’s Certificate of Incorporation was amended to decrease the number of shares of preferred stock designated as Series A Preferred to 66.6667 shares.  At December 31, 2012 and 2011, 47.9 and 37.2 post-split shares, respectively, of Series A Preferred Stock were issued and outstanding.

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

For the year ended December 31, 2011, in connection with the issuances of notes payable, the Company issued 19.7 post-split shares of Series A Preferred.  For the year ended December 31, 2012, the Company issued 11.14 post-split shares of Series A Preferred in connection with the issuances of notes payable. See Note 7(iv).

For the year ended December 31, 2011, 7 post-split shares of Series A Preferred totaling $2,105,134 and accrued dividends totaling $105,772 were converted into 7.817 million shares of the Company’s common stock.

For the year ended December 31, 2012, 0.567 post-split shares of Series A Preferred totaling $170,000 were converted into 566,666 post-split shares of the Company's Common Stock.

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

The dividends are cumulative commencing on the issue date whether or not declared. For the year ended December 31, 2012 and 2011, the Company declared dividends totaling $325,775 and $1,040,540, respectively. At December 31, 2012 and 2011, dividends payable total $2,350,272 and $2,024,496, respectively, and are included in accounts payable and accrued liabilities. For the years ended December 31, 2012 and 2011, dividends and deemed dividends totaled $3,095,121 and $3,593,274, respectively. Such amounts have been included in interest expense.

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

The maturities on the Series A Preferred Stock are $11,154,706 that were payable through 2012, $2,792,031 payable in 2013 and $373,712 payable in 2014.

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

The Company issued warrants, Series A Preferred and Notes under various private placements. On October 22, 2012, the Company issued Common Stock for the conversion of Series A Preferred and Notes. Due to these issuances, the Company did not have enough available shares of authorized Common Stock to issue to the various security holders had all of the convertible securities been converted and/or exercised. As a result, the value of the warrants has to be recognized as a liability. In addition, the Company evaluated the conversion terms of the Notes and Series A Preferred to determine if such terms gave rise to embedded derivatives that would need to be accounted for separately. The Company determined that the lack of authorized shares to satisfy the conversion requirements if all of the securities were converted resulted in the conversion features being embedded derivatives that must be bifurcated and recorded as derivative liabilities. In addition, the Company would be required to revalue the derivative liabilities at the end of each reporting period with the change in value reported on the statement of operations. The Company did not account for these derivative liabilities in its financial statements as it was determined to not be material.

As discussed below, on November 8, 2012, the Company issued a warrant to purchase 4 million shares of Common Stock that contained a put option.  As defined in the warrant, the warrant holder has the right to put the warrant back to the Company on or before May 6, 2013 if the Company does not file a proxy statement (as defined). The warrant holder is entitled to receive the greater of (i) the difference between the exercise price of the warrants of $0.30 and the 20-day average price of the Company’s Common Stock for the period preceding May 6, 2013 and (ii) $0.10 per share.  The put option created a derivative liability which the Company valued at $0.10 per share as the Company’s stock price was below the strike price and has declined further since issuance.  The Company recorded a warrant liability of $400,000 and charged interest expense.

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

Stock Option Activity

Option activity for 2012 and 2011 is summarized as follows:

	Options	Weighted Average Exercise Price

Options outstanding, January 1, 2011	1,163.33	$4,410

Granted	-	-
Expired	(33.33)	(3,000)

Options outstanding, December 31, 2011	1,130.00	5,246
Granted	-	-
Expired	(463.33)	(10,543)

Options outstanding, December 31, 2012	666.67	$1,555

Aggregate intrinsic value	$-	-

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

 The following table summarizes information regarding stock options outstanding at December 31, 2012:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$500 - $750	303.13	1.43	$570.21	303.13	$570.21
$1,250,- $1,750	156.25	1.47	1,500.00	156.25	1,500.00
$2,160 – 3,240	151.04	0.95	2,815.66	151.04	2,815.66
$3,510 - $3,750	56.25	1.46	3,600.00	56.25	3,600.00

$500-$3,750	666.67	1.32	$1,555.03	666.67	$1,555.03

There were no option grants in 2012 or 2011.

The Company recognized no stock compensation expense for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was no unrecognized compensation cost related to non-vested options granted.

Warrants

On November 8, 2012, the Company entered into a nine-month advisory agreement with a strategic advisory practice in the homeland security field.  In connection with the agreement, the Company issued a warrant to purchase up to 4 million shares of the Company’s Common Stock at a per share exercise price of $0.30.  The warrant shall become first exercisable on the first business day following and subject to the increase in the number of authorized shares of the Company (as defined).  The warrant is exercisable for five years from the effective date of the increase and contains a put provision (which is exercisable under certain specified conditions).

The Company estimated the fair value of the warrant granted using the Black-Scholes-Merton option pricing model using the following assumptions;  risk-free rate- 0.65%, expected life – 5 years, expected volatility – 134.97% and no dividend yield.  The value of the warrant was calculated to be $895,745.

A summary of the warrants outstanding at December 31, 2012 is as follows:

Warrants	Exercise Price	Expiration Date
15,073	$750.00	2013-2017
4,000,000	0.30	2017

4,015,073

Deferred Compensation and Stock Based Compensation

As discussed above, a warrant to purchase 4 million shares of Common Stock, valued at $895,745, was issued as partial consideration for a nine-month advisory agreement.  The value of the warrant was recognized as deferred compensation and is being amortized over the term of the agreement.  At December 31, 2012, the unamortized balance of deferred compensation was $696,691.  For the year ended December 31, 2012, the Company recognized stock compensation expense of $199,054 and such expense is included in selling and general and administrative expenses.

NOTE 9 - INCOME TAXES
Components of loss before income taxes for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
United States	$(3,084,048)	$(6,015,437)
Israel	(2,123,948)	(1,347,620)

Total	$(5,207,996)	$(7,363,057)

At December 31, 2012, the Company had available approximately $6.2 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2024 through 2032.  The Company has foreign net operating loss carryforwards of $7.1 million with no expiration date.

 Significant components of the Company’s deferred tax assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carryforwards	$3,888,411	$3,433,483
Stock based compensation	1,445,337	1,963,737
Accrued expenses and other items	1,298,129	898,925

Total deferred tax assets	6,631,877	6,296,145
Valuation allowance	(6,631,877)	(6,296,145)

Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the above stated items.

At December 31, 2012 and 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2012 and 2011, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

IDO has not filed its U.S. federal returns since its inception.  Due to recurring losses, management believes that once such returns are filed, the Company would not incur an income tax liability. By statute, as IDO has not filed its federal returns, all such years remain open to examination by the major taxing jurisdictions to which it is subject.

IDO Ltd. has filed its Israeli income tax returns through 2010.  By statute, the Israeli income tax returns of IDO Ltd. for the years 2008 through 2012 remain open to examination.

NOTE 10 - RELATED PARTY TRANSACTIONS

At December 31, 2012 and 2011, loans payable to related parties amounted to $159,480 and $80,659, respectively.  Transactions were as follows:

IDO Ltd. received non-interest bearing advances from a 2008 Investor (as defined in Note 7(i)). The advances are due on demand. At December 31, 2012 and 2011, the Company owed $38,821 and $35,833, respectively.

In November 2012, IDO Ltd. borrowed $75,000 under a loan agreement with the same 2008 Investor.  The loan bears interest at the rate of 10% per annum and is secured by the inventory held by IDO Ltd.  The principal and accrued interest are due on demand.  At December 31, 2012, the Company owed principal of $75,000 and accrued interest of $833.  Interest expense incurred for the year ended December 31, 2012 was $833.

The Company received working capital loans from certain non-management affiliated stockholders of IDO Ltd.  Amounts owed on the loans aggregated to $44,826 at both December 31, 2012 and 2011.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On June 20, 2007, the Board of Directors of the Company appointed Michael Goldberg, the Company’s acting Chief Executive Officer since July 2006, to the position of President. Mr. Goldberg’s appointment became effective on July 2, 2007. In connection with his appointment as President, the Company and Mr. Goldberg entered into an employment agreement pursuant to which Mr. Goldberg is paid an annual salary of $198,000, payable monthly. However, in order to conserve cash, since October 2008, Mr. Goldberg has been deferring a part of his salary and, as of December 31, 2012 and 2011, such deferred amounts totaled an aggregate of $530,248 and $410,125, respectively. The employment agreement had an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date. As no such notice has been furnished, the agreement continues in effect. Mr. Goldberg can terminate the employment agreement and the relationship there under at any time upon 60 days’ notice.

Operating Leases

The Company signed various operating lease agreements.

The Company leases office space for its corporate headquarters in New York, New York on a month-to-month basis.  Rent amounted to $40,000 for both of the years ended December 31, 2012 and 2011, respectively.

The Company leased its facility in Rishon Le’Zion, Israel, comprised of approximately 370 square meters. The lease was scheduled to expire in November 2011 but was renewed for additional periods of time as needed.  As discussed below, in April 2013, IDO Ltd. has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. There is no substantial activity currently being undertaken by IDO Ltd.

In March 2008, IDO Ltd. signed an operating lease for vehicles for a period of 36 months.   Those vehicles are now being leased on a month-to- month basis.  In addition, one additional vehicle has been leased on a month-to-month basis since May 2010.  In February 2012, IDO Ltd. began leasing another vehicle on a month-to-month basis.  Lease costs per month on vehicles effective February 1, 2012 is approximately $4,900. As discussed below, in April 2013, IDO Ltd. has terminated all commercial activities in Israel. All employees have been terminated and the leases cancelled. There is no substantial activity currently being undertaken by IDO Ltd.

Aggregate rent expenses for the Israeli facility and autos amounted to approximately $138,000 and $122,000 for the years ended December 31, 2012 and 2011, respectively.

Lawsuits

(i) As the Company previously disclosed, in November 2012, the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of IDO Ltd, in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit which Stiss commenced in October 2009 against IDO Ltd and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of 1,475,000 in New Israeli Shekels (NIS), which is equivalent to approximately $410,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of NIS 500,000 provided that, IDO Ltd. paid the amount of NIS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013 the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately NIS 1,736,000, which is equivalent to approximately $470,000 at December 31, 2012 and $480,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached. A reserve for lawsuit in the amount of $470,000 has been accrued at December 31, 2012.

As of the date of this report, the Appeal of the Judgment with the National Court is pending and no assurances can be provided as to the ultimate disposition of the Appeal. In April 2013, Stiss filed a motion to dismiss the Appeal as IDO Ltd. has not complied with the Judgment (payment of amounts due).

In light of the foregoing, in April 2013, IDO Ltd. has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. There is no substantial activity currently being undertaken by IDO Ltd.

On April 15, 2013, we and a third party engaged in the distribution, operation and maintenance of medical devices entered into a representation and manufacturing agreement pursuant to which the third party has been granted non-exclusive manufacturing rights of Company products and will also be granted the right to assist the Company in the management of sales, marketing and distribution of our products. While no assurance can be provided, we believe that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party.

(ii) On July 23, 2012, a complaint was filed in the San Diego Superior Court against the Company, certain officers and directors, and other unrelated companies, alleging violations of California restrictions on unsolicited commercial e-mails. Under the relevant California statute, violators are subject to pay damages of up to $1,000 for each spam email to each recipient. The plaintiff alleges he received 19 spam emails relating to the Company. The plaintiff is also seeking preliminary injunction against the defendants.

On September 24, 2012, the Company filed its answer denying the allegations and asserted affirmative defenses and the Company's officers and directors named in the Complaint filed a separate motion to quash service on September 24, 2012. On October 9, 2012, the plaintiff filed a demurrer to the answer. Decisions on the plaintiff's demurrer and the officers' and directors' motion to quash are pending.

We believe that this lawsuit, as it applies to the Company, its officers and directors, is baseless and we intend to vigorously defend our rights.

  NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.