Form 10-Q
period 2013-03-31
IDO Security Inc.
filed 2013-05-20
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2013; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 20, 2013, there were 19,986,471  shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets March 31, 2013 (Unaudited) and December 31, 2012 (Audited)	2

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4	Controls and Procedures	18

SIGNATURES	21

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$18,107	$125,982
Inventories	178,485	183,721
Prepaid expenses and other current assets	29,731	33,830

Total current assets	226,323	343,533

Property and equipment, net	11,599	46,303

Total assets	$237,922	$389,836

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,683,193	$6,081,105
Bank line of credit	15,377	-
Convertible promissory notes (net of discount of $34,260 and $49,141)	2,127,482	2,112,601
Redeemable Series A Cumulative Convertible Preferred Stock (net of discount of $1,082,277 and $1,556,297)	12,864,460	12,390,440
Warrant liability	400,000	400,000
Loans payable - related parties	161,376	159,480

Total current liabilities	22,251,888	21,143,626

NON-CURRENT LIABILITIES
Convertible promissory notes (net of discount of $3,760,466 and $4,006,776)	2,198,101	1,951,791
Redeemable Series A Cumulative Convertible Preferred Stock (net of discount of $179,952 and $226,506)	193,760	147,206
Accrued severance pay	-	26,250
Notes payable	169,500	69,500

Total liabilities	24,813,249	23,338,373

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred Stock 6,600 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares authorized, 19,986,471 shares issued and outstanding	19,986	19,986
Additional paid-in capital	27,624,231	27,624,231
Deferred compensation expense	(398,109)	(696,691)
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(51,821,104)	(49,895,732)

Total stockholders' deficiency	(24,575,327)	(22,948,537)

Total liabilities and stockholders' deficiency	$237,922	$389,836

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues	$15,043	$204,564

Cost of sales	136,757	115,853

Gross loss	(121,714)	88,711

Operating expenses
Research and development expenses	53,202	50,562
Selling and general and administrative expenses	760,888	401,449

Total operating expenses	814,090	452,011

Loss from operations	(935,804)	(363,300)

Interest expense (including amortization of debt and preferred stock discounts, accretion of convertible promissory notes and dividends)	(967,686)	(1,022,019)
Gain on extinguishment of debt	-	2,926,717
Foreign currency translation	(21,882)	(4,797)

Net (loss) income	$(1,925,372)	$1,536,601

Basic and diluted (loss) income per share	$(0.10)	$0.09

Weighted average number of shares outstanding
Basic and diluted	19,986,471	17,548,057

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,925,372)	$1,536,601
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,717	3,523
Amortization of note discount	703,295	811,468
Accretion of interest on notes payable	169,751	124,901
Stock based compensation	298,582	-
Interest and exhange rate differences	1,896	-
Gain on extinguishment of debt	-	(2,926,717)
Loss on disposal and abandonment of property and equipment	31,087	-
(Decrease) increase in net liability for severance pay	(26,250)	2,636
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Inventory	5,236	65,990
Prepaid expenses and other current assets	4,099	20,533
Accounts payable	100,347	(5,745)
Accrued expenses and other current liabilities	410,460	91,728

Net cash used in operating activities	(224,152)	(275,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	900	-
Purchases of property and equipment	-	(1,792)

Net cash provided by (used in) investing activities	900	(1,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	100,000	-
Proceeds from bank line of credit	15,377	-
Proceeds from loans payable - related parties	-	1,023
Proceeds from issuance of convertible notes and preferred stock	-	176,500
Proceeds from loan payable	-	110,782

Net cash provided by financing activities	115,377	288,305

(DECREASE) INCREASE IN CASH	(107,875)	11,431

CASH - BEGINNING OF PERIOD	125,982	43,726

CASH - END OF PERIOD	$18,107	$55,157

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2013, the Company had not achieved profitable operations, had accumulated losses of $51.8 million (since inception), a working capital deficiency of $22 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities. From December 2007 through March 2013, the Company received net proceeds of approximately $7.4 million from the proceeds of the private placement to certain accredited investors of its Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	March 31,
	2013	2012
Warrants	4,014,477	14,059
Convertible notes	20,837	18,680
Stock options	667	1,130
Convertible preferred stock	37,249	30,346

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

Inventories at March 31, 2013 consisted of components totaling $63,426 and partially completed and completed devices totaling $115,059. Inventories at December 31, 2012 consisted of components totaling $60,667 and partially completed and completed devices totaling $123,054.

NOTE 6 – BANK LINE OF CREDIT

During the three months ended March 31, 2013, one of the banks of IDO Ltd. in Israel honored credit card payment obligations to vendors. At March 31, 2013, the Company owed the bank $15, 377.

NOTE 7 – NOTES PAYABLE

In November 2012, the Company issued a note to a 2008 Investor in the aggregate amount of $69,500.  The note bears interest at the rate of 2.5% and is due at the earlier of (i) April 1, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

In March 2013, the Company issued a note to a 2008 Investor in the aggregate amount of $100,000.  The note bears interest at the rate of 2.5% and is due at the earlier of (i) April 1, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

At March 31, 2013 and December 31, 2012, notes payable amounted to $169,500 and $69,500, respectively.

In April 2013, the Company issued a note to a 2008 Investor in the aggregate amount of $50,000.  The note bears interest at the rate of 2.5% and is due at the earlier of (i) April 1, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

In May 2013, the Company issued a note to a 2008 Investor in the aggregate amount of $120,000.  The note bears interest at the rate of 2.5% and is due at the earlier of (i) May 8, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

NOTE 8 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

2008 Notes - secured and convertible - see (i) below	$1,956,945	$1,956,945

December 2008 Notes - secured and convertible – see (ii) below	815,062	815,062

2009 - 2011 Notes - secured and convertible - see (iii) below	4,010,579	4,010,579

2012 Notes - secured and convertible - see (iv) below	1,337,723	1,337,723

Total	8,120,309	8,120,309

Less: Discount	(3,794,726)	(4,055,917)
	4,325,583	4,064,392
Less: Current Portion	(2,127,482)	(2,112,601)

Total	$2,198,101	$1,951,791

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

In connection with the issuance of the 2008 Notes, the Company issued to the 2008 Investors, warrants (the “2008 Investor Warrants”) to purchase up to 1,802 post-split shares of the Company’s Common Stock at an adjusted per share price of $450.  The warrants include a ‘cashless exercise’ provision.

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

There were no payments of principal or interest in 2013

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

There were no payments of principal or interest in 2013.

(iii) 2009 - 2011 Notes and Series A Preferred

In April 2009, the holders of the 2008 Notes and the December 2008 Notes consented to the placement of 10% secured convertible promissory notes, Series A Preferred and warrants, all on the substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 7(ii) above.

•
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

The warrants include a ‘cashless exercise’ provision.

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

There were no payments of principal or interest in 2013.

(iv) 2012 Notes and Series A Preferred

For the year ended December 31, 2012, the Company raised net proceeds $1,337,723 from holders of the December 2008 Notes and two new investors.   The Company issued 1,337,723 in principal amount of 10% secured convertible promissory notes (“2012 Notes”) and 11.14 post-split shares of Series A Preferred. In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 2,972 post-split shares of the Company’s Common Stock at per share exercise price equal to $750.The warrants include a ‘cashless exercise’ provision.

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

There were no payments of principal or interest in 2013.

(v)  Priority of Payments of Notes

In December 2011, the holders of approximately 74% of the outstanding principal amount of the Notes at that time agreed that Notes issued after December 15, 2011 (“New Notes”) shall be accorded first lien priority in the collateral (as defined) and that any repayment obligations currently owing on Notes issued on or before October 26, 2011 shall be subordinated to the repayment obligations incurred by the Company in connection with the New Notes. The consenting holders represented more than the requisite Majority in Interest required under the transaction documents for this matter, and accordingly their agreement is binding upon all note holders.

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

(vii) Maturities of Convertible Promissory Notes

The maturities on the Notes are $2,090,914 were payable through 2013, $70,833 payable in 2014 and $5,958,562 payable in 2015.

NOTE 9 - CAPITAL TRANSACTIONS

Convertible Preferred Stock

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

The dividends are cumulative commencing on the issue date whether or not declared. For the three months ended March 31, 2013 and 2012, the Company declared dividends totaling $91,281 and $84,397, respectively. At March 31, 2013 and December 31, 2012, dividends payable total $2,441,553 and $2,350,272, respectively, and are included in accounts payable and accrued liabilities. For the three months ended March 31, 2013 and 2012, dividends and deemed dividends totaled $611,855 and $811,468, respectively. Such amounts have been included in interest expense.

The non-payment of the accrued dividends and the redemption of the Series A Preferred constituted Events of Default under the Certificate of Designation.  In May 2012, in connection with the note modification, the stockholders of approximately 71% of the outstanding amount of Series A Preferred agreed that effective January 1, 2012:

●	Waived the Events of Default under the Certificate of Designation at any time prior to and through May 2012. In addition, the stockholders waived any Events of Default that may arise through December 31, 2015.

●	To eliminate the 10% dividend on their holdings.

●	They further agreed that the determination of the number of shares of Common Stock for purposes of the payment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.30 (post-split), subject to further adjustment as provided in the Notes with respect to certain corporate events.

The maturities on the Series A Preferred Stock are $13,946,737 that were payable through 2013 and $373,712 payable in 2014.

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

On November 8, 2012, the Company issued a warrant to purchase 4 million shares of Common Stock that contained a put option.  As defined in the warrant, the warrant holder has the right to put the warrant back to the Company on or before May 6, 2013 if the Company does not file a proxy statement (as defined). The warrant holder is entitled to receive the greater of (i) the difference between the exercise price of the warrants of $0.30 and the 20-day average price of the Company’s Common Stock for the period preceding May 6, 2013 and (ii) $0.10 per share.  The put option created a derivative liability which the Company valued at $0.10 per share as the Company’s stock price was below the strike price and has declined further since issuance.  At both March 31, 2013 and December 31, 2012, the value of the warrant liability was $400,000.

 Deferred Compensation and Stock Based Compensation

As discussed above, a warrant to purchase 4 million shares of Common Stock, valued at $895,745, was issued on November 8, 2012 as partial consideration for a nine-month advisory agreement. The value of the warrant was recognized as deferred compensation and is being amortized over the term of the agreement. At March 31, 2013 and December 31, 2012, the unamortized balance of deferred compensation was $398,109 and $696,691, respectively. For the three months ended March 31, 2013,the Company recognized stock compensation expense of $298,582 and such expense is included in selling and general and administrative expenses.

NOTE 10 – RELATED PARTY TRANSACTIONS

At March 31, 2013 and December 31, 2012, loans payable to related parties amounted to $161,376 and $159,480, respectively. Transactions were as follows:

IDO Ltd. received non-interest bearing advances from a 2008 Investor (as defined in Note 8(i)). The advances are due on demand. At December31, 2012 and 2011, the Company owed $38,821 and $35,833, respectively.

In November 2012, IDO Ltd. borrowed $75,000 under a loan agreement with the same 2008 Investor. The loan bears interest at the rate of 10%per annum and is secured by the inventory held by IDO Ltd. The principal and accrued interest are due on demand. At both March 31, 2013 and December 31, 2012, the Company owed principal of $75,000.  Accrued interest owed at March 31, 2013 and December 31, 2012 was $2,729 and $833, respectively. Interest expense incurred for the three months ended March 31, 2013 was $1,896.

The Company received working capital loans from certain non-management affiliated stockholders of IDO Ltd. Amounts owed on the loans aggregated to $44,826 at both March 31, 2013 and December 31, 2012.

NOTE 11 – COMMITMENT & CONTINGENCIES

Lawsuits

(i) As the Company previously disclosed, in November 2012, the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of 1,475,000 in New Israeli Shekels (ILS), with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013 the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,000,000, which is equivalent to approximately $548,000 at March 31, 2013 and at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached. A reserve for lawsuit in the amount of $548,000 and $470,000 has been accrued at March 31, 2013 and December 31, 2012, respectively.

As of the date of this report, the Appeal of the Judgment with the National Court is pending and no assurances can be provided as to the ultimate disposition of the Appeal. In April 2013, Stiss filed a motion to dismiss the Appeal as IDO Ltd. has not complied with the Judgment (payment of amounts due).

In light of the foregoing, in April 2013, IDO Ltd. has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. There is no substantial activity currently being undertaken by IDO Ltd. For the three months ended March 31, 2013, IDO Ltd. disposed of or abandoned most of its property and equipment and recognized a loss of $31,087, which is included in selling and general and administrative expenses.

Effective March 11, 2013, we and a third party engaged in the distribution, operation and maintenance of medical devices entered into a representation and manufacturing agreement pursuant to which the third party has been granted non-exclusive manufacturing rights of Company products and will also be granted the right to assist the Company in the management of sales, marketing and distribution of our products. While no assurance can be provided, we believe that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party.

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

Representation and Manufacturing Agreement

As discussed above, the Company signed a representation and management agreement.  In consideration for all services rendered, the Company agreed to pay a monthly fee of $40,000 commencing January 1, 2013.

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

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC, including the risk factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

Current Operational Highlights

Effective April 2013, our subsidiary IDO Ltd. has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. The cessation of activities by IDO Ltd. is a result of the litigation outcome discussed in Item 1 of Part II in this Quarterly Report on Form 10-Q.

In order to maintain orderly operations, we and a third party engaged in the distribution, operation and maintenance of medical devices have entered, as of April 15, 2013, into a representation and manufacturing agreement pursuant to which the third party has been granted non exclusive manufacturing rights of our products as well as the right to assist us in the management of sales, marketing and distribution of our products. While no assurance can be provided, we believe that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party.

If a resolution or settlement is not reached with respect to the litigation discussed in Item 1 of Part II in this Quarterly Report on Form 10-Q , no assurance can be provided that the proposed restructure of our activities will not be legally challenged and, if so challenged, no assurance can be provided that such challenge will not succeed.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 TO THE THREE MONTHS ENDED MARCH 31, 2012

Revenues and costs of goods sold – Revenues for the three months ended March 31, 2013 were $15,043 compared to $204,564 for the corresponding periods in 2012. All revenues were derived from sales of our MagShoe™ device.  Costs of goods sold during the three months ended March 31, 2013 were $136,757, as compared to $115,853 for the corresponding period in 2012.

The decrease  in revenues during the three months ended March 31, 2013 compared to the corresponding nine month period in 2012 is primarily attributable to the substantial decrease in the number of MagShoe™ devices delivered to customers worldwide. The Company had a gross loss in 2013 due to fixed manufacturing overhead.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing the MagShoe™ device. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the three months ended March 31, 2013 of $53,202 respectively, compared to $50,562 for the corresponding period in 2012. The increase in research and development expenses during the three months ended March 31, 2013 as compared to the corresponding period in 2012 is principally attributable to expenses incurred in connection with the exploration of options relating to incorporating our technology into a walk-through metal detector.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries/fees and other related costs for personnel in marketing, sales, executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses for the three months ended March 31, 2013 of $760,888 compared to $401,449 for the corresponding period in 2012. The increase in selling, general and administrative expenses during the three months ended March 31, 2013 compared to the corresponding period in 2012 is principally attributable to increased payroll costs (including severance) relating to the shutdown of operations of IDO Ltd. and stock compensation of $298,582 relating to the issuance of shares in November 2012 for a nine-month consulting agreement.

Interest expense- Interest expense for the three months ended March 31, 2013 was $94,640 compared to $85,650 in the corresponding period in 2012. Interest expense relates primarily to the placement of our convertible promissory notes.

Amortizations –– The amortizations are included in interest expense in the statement of operations. In 2013, we recorded amortization of $261,191 compared to $124,901 in 2012. Amortization represents the accretion of interest relating to the write-down to fair value of extinguished debt as well as amortization related to the debt discount incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

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

            Preferred stock dividends– In connection with our financing arrangements we have issued Series A Preferred Stock. The shares accrue a dividend of 10% per annum. Effective January 1, 2012, a majority of the Series A Preferred stockholders eliminated their dividends. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the three months ended March 31, 2013 and 2012,  dividends and deemed dividends totaled $611,855 and $811,468, respectively and such amounts are included in interest expense.

Net (loss) income – In 2013, we had a net loss of $1,925,372 compared to net income of $1,536,601 in 2012, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the three months  ended March 31, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts.

As of March 31, 2013, we had a cash balance of $18,107 compared to $125,982 at December 31, 2012.

Cash used in operating activities was $224,152 for the three months ended March 31, 2013. The decrease in cash was primarily attributable to funding the operating loss for the period

Cash provided by  investing activities was $900 during the three months ended March 31, 2013 and represented the proceeds from the sale of  property and equipment

Cash provided by financing activities was $115,377.  We received proceeds of $75,000 from the issuance of notes and $15,377 was drawn by our wholly-owned subsidiary on its line of credit.

To date, we have financed our operations primarily from the sale of our securities (secured convertible notes, Series A Preferred Stock and warrants). See Note 8 in our Condensed Consolidated Financial Statements.

Between April 1 to May 17, 2013, we raised $170,000 from the private placement to certain holders of our secured convertible promissory notes.

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

During the quarter ended March 31, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

(i) As the Company previously disclosed, in November 2012 the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of the Company’s wholly-owned subsidiary, IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd.. In the lawsuit, which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of 1,475,000 in New Israeli Shekels (ILS), which is equivalent to approximately $410,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed. The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”). On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013 the National Court dismissed the motion to stay execution of the Judgment. In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,000,000, which is equivalent to approximately $548,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached.

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

We believe that this lawsuit, as it applies to the Company, its officers and directors, is baseless and we intend to vigorously defend our rights.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were sold by us during the three months ended March 31, 2013 without registration under the Securities Act:

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

IDO SECURITY INC.

Date: May 20, 2013	/s/ MICHAEL GOLDBERG
MICHAEL GOLDBERG ACTING CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT