Form 10-Q
period 2013-06-30
IDO Security Inc.
filed 2013-09-16
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2013; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7875 SW 40th Street, Suite 224
Miami, Florida 33155-3510
(Address of principal executive offices, including zip code)

954-278-8037
(Issuer’s telephone number, including area code)

17 State Street, New York, NY 10004
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
Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a Smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☐   (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of September 13, 2013, there were 19,986,471 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets June 30, 2013 (Unaudited) and December 31, 2012 (Audited)	2

	Unaudited Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2013 and 2012	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4	Controls and Procedures	19

SIGNATURES	22

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$311	$125,982
Inventories	178,485	183,721
Prepaid expenses and other current assets	-	33,830

Total current assets	178,796	343,533

Property and equipment, net	23	46,303

Total assets	$178,819	$389,836

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,974,574	$6,081,105
Bank line of credit	15,377	-
Convertible promissory notes
(net of discount of $19,213 and $49,141)	2,142,529	2,112,601
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $838,457 and $1,556,297)	13,481,992	12,390,440
Loans payable - related parties	161,376	159,480
Warrant liability	400,000	400,000

Total current liabilities	23,175,848	21,143,626

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $3,499,773 and $4,006,776)	2,458,794	1,951,791
Notes payable	339,500	69,500
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $0 and $226,506)	-	147,206
Accrued severance pay	-	26,250

Total liabilities	25,974,142	23,338,373

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock
6,600 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
20,000,000 shares authorized,
19,986,471 issued and outstanding	19,986	19,986
Additional paid-in capital	27,624,231	27,624,231
Deferred compensation expense	(99,527)	(696,691)
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(53,339,682)	(49,895,732)

Total stockholders’ deficiency	(25,795,323)	(22,948,537)

Total liabilities and stockholders’ deficiency	$178,819	$389,836

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$15,043	$285,480	$-	$80,916

Cost of sales	256,757	191,385	120,000	75,532

Gross (loss) profit	(241,714)	94,095	(120,000)	5,384

Operating expenses
Research and development expenses	53,202	100,188	-	49,626
Selling and general and administrative expenses	677,050	785,056	214,744	383,607
Stock based compensation - selling and general and administrative	597,163	-	298,581	-

Total operating expenses	1,327,415	885,244	513,325	433,233

Loss from operations	(1,569,129)	(791,149)	(633,325)	(427,849)

Interest expense (including amortization of debt and preferred stock discounts,
accretion of convertible promissory notes and dividends)	(1,852,939)	(2,161,988)	(885,253)	(1,139,969)
Gain on extinguishment of debt	-	2,926,717	-	-
Foreign currency translation	(21,882)	(5,427)	-	(630)

Net loss	$(3,443,950)	$(31,847)	(1,518,578)	(1,568,448)

Basic and diluted loss per share	$(0.17)	$0.00	$(0.08)	$(0.09)

Weighted average number of shares outstanding
Basic and diluted	19,986,471	17,548,057	19,986,471	17,548,057

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,443,950)	$(31,847)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,777	6,455
Amortization of note discount	1,311,819	1,734,857
Amortization of beneficial conversion feature of convertible debt	-	-
Accretion of interest on notes payable	353,035	259,759
Stock based compensation	597,163	-
Interest and exhange rate differences	1,896	-
Gain on extinguishment of debt	-	(2,926,717)
Loss on disposal and abandonment of property and equipment	42,603	-
Decrease in net liability for severance pay	(26,250)	1,376
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	-	(7,127)
Inventory	5,236	106,934
Prepaid expenses and other current assets	33,830	26,035
Accounts payable	161,843	440,952
Accrued expenses and other current liabilities	548,050	(244,210)

Net cash used in operating activities	(411,948)	(633,533)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	900	-
Purchases of property and equipment	-	(2,635)

Net cash provided by (used in) investing activities	900	(2,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	270,000	-
Proceeds from loan payable - bank	15,377	149,757
Proceeds from issuance of convertible notes and preferred stock	-	541,870
Repayment of loans payable - related parties	-	(932)

Net cash provided by financing activities	285,377	690,695

(DECREASE) INCREASE IN CASH	(125,671)	54,527

CASH - BEGINNING OF PERIOD	125,982	43,726

CASH - END OF PERIOD	$311	$98,253

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2013, the Company had not achieved profitable operations, had accumulated losses of $53.3 million (since inception), a working capital deficiency of $23 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities. From December 2007 through June 2013, the Company received net proceeds of approximately $7.6 million from the proceeds of the private placement to certain accredited investors of its Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results.

Effective April 2013, the Company’s subsidiary IDO Security Ltd. (“IDO Ltd.”), terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. The cessation of activities by IDO Ltd. is a result of the litigation outcome discussed in Note 11. Product manufacturing and sales and marketing have been outsourced to a third party on a non-exclusive basis.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

 NOTE 3 - NET LOSS PER SHARE

Basic loss per share is computed by dividing net income loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	June 30,
	2013	2012
Warrants	4,014,477	15,084
Convertible notes	21,044	19,684
Stock options	667	1,130
Convertible preferred stock	37,454	32,665

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

Inventories at June 30, 2013 consisted of components totaling $63,426 and partially completed and completed devices totaling $115,059. Inventories at December 31, 2012 consisted of components totaling $60,667 and partially completed and completed devices totaling $123,054.

NOTE 6 – BANK LINE OF CREDIT

During the six months ended June 30, 2013, one of the banks of IDO Ltd. in Israel honored credit card payment obligations to vendors. At June 30, 2013, the Company owed the bank $15, 377.

NOTE 7 – NOTES PAYABLE

In November 2012, the Company issued a note to a 2008 Investor in the aggregate amount of $69,500.  The note bore interest at the rate of 2.5% and was due at the earlier of (i) April 1, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

In March 2013, the Company issued a note to a 2008 Investor in the aggregate amount of $100,000.  The note bore interest at the rate of 2.5% and was due at the earlier of (i) April 1, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

In April 2013, the Company issued a note to a 2008 Investor in the aggregate amount of $50,000.  The note bore interest at the rate of 2.5% and was due at the earlier of (i) April 1, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

In May 2013, the Company issued a note to a 2008 Investor in the aggregate amount of $120,000.  The note bore interest at the rate of 2.5% and was due at the earlier of (i) May 8, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

All of the notes are secured by substantially all of the assets of the Company.  At June 30, 2013 and December 31, 2012, notes payable amounted to $339,500 and $69,500, respectively.

On July 1, 2013, the Company refinanced these notes through the issuance of 10% secured convertible promissory notes (“2013 Notes”). See Note 8(v) for more details.

In September 2013, the Company issued notes to two 2008 Investors in the aggregate amount of $30,200. The notes bear interest at the rate of 2.5% and are due at the earlier of (i) September 10, 2014 and September 12, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined). The notes are secured by substantially all of the assets of the Company.

NOTE 8 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)

2008 Notes - secured and convertible - see (i) below	$1,956,945	$1,956,945

December 2008 Notes - secured and convertible – see (ii) below	815,062	815,062

2009 - 2011 Notes - secured and convertible - see (iii) below	4,010,579	4,010,579

2012 Notes - secured and convertible - see (iv) below	1,337,723	1,337,723

Total	8,120,309	8,120,309

Less: Discount	(3,518,986)	(4,055,917)
	4,601,323	4,064,392
Less: Current Portion	(2,142,529)	(2,112,601)

Total	$2,458,794	$1,951,791

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

 The 2008 Notes were originally scheduled to mature in December 2009 and were extended several times to December 31, 2011.  The non-payment of the outstanding balance of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents with the 2008 Investors.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action had not been commenced by the note holders. In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, the requisite Majority in Interest agreed to certain modifications of the terms of the 2008 Notes (see (vii) Modification of Debt).

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

The December 2008 Notes were originally scheduled to mature on April 30, 2010 and were extended several times to December 31, 2011. The non-payment of the outstanding balance of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action had not been commenced by the note holders.   In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, the requisite Majority in Interest agreed to certain modifications of the terms of the 2008 Notes (see (vii) Modification of Debt).

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

The various notes were scheduled to mature at various dates and were extended to December 31, 2011.  The non-payment of the outstanding balance of a significant portion of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action had not been commenced by the note holders.   In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, the requisite Majority in Interest agreed to certain modifications of the terms of the various notes (see (vii) Modification of Debt).

There were no payments of principal or interest in 2013.

(iv) 2012 Notes and Series A Preferred

For the year ended December 31, 2012, the Company raised net proceeds $1,337,723 from holders of the December 2008 Notes and two new investors.   The Company issued $1,337,723 in principal amount of 10% secured convertible promissory notes (“2012 Notes”) and 11.14 post-split shares of Series A Preferred. In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 2,972 post-split shares of the Company’s Common Stock at per share exercise price equal to $750.The warrants include a ‘cashless exercise’ provision.

Commencing on the six month anniversary date of the 2012 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.  In May 2012, the requisite Majority in Interest agreed to certain modifications of the terms of the 2012 Notes (see (vii) Modification of Debt).

There were no payments of principal or interest in 2013.

(v)  2013 Notes and Series A Preferred

On July 1, 2013, the Company refinanced debt and accrued interest totaling $506,016 (see Notes 7 and 10) through the issuance of $506,016 in principal amount of 10% secured convertible promissory notes (“2013 Notes”) and 4.22 post-split shares of Series A Preferred. In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 1,124 post-split shares of the Company’s Common Stock at per share exercise price equal to $750. The warrants include a 'cashless exercise' provision. Principal and accrued interest are due on December 23, 2014.

(vi)  Priority of Payments of Notes

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

(vii) Modification of Debt

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

 In accordance with FASB ASC subtopic 820-10, “Fair Value Measurement – Overall ,” the value of the Notes was determined utilizing level 3 inputs.  The fair value of the Notes was determined based on an effective rate of return of approximately 31%, which approximates the return of a high risk note.  As a result, the face amount of the remaining principal balance of $5,483,839 was written down to its fair market value of $1,566,704.  This discount is being amortized to the amended date of maturity unless paid or converted earlier. The Company recognized a gain on debt extinguishment of $2,926,717, which included the expensing of unamortized debt discounts totaling $990,418.

(viii) Maturities of Convertible Promissory Notes

The maturities on the Notes are $2,122,164 were payable through 2013, $39,583 payable in 2014 and $5,958,562 payable in 2015.

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

The dividends are cumulative commencing on the issue date whether or not declared. For the six months ended June 30, 2013 and 2012, the Company declared dividends totaling $183,577 and $173,897, respectively. For the three months ended June 30, 2013 and 2012, the Company declared dividends totaling $92,296 and $89,500, respectively. At June 30, 2013 and December 31, 2012, dividends payable total $2,533,848 and $2,350,272, respectively, and are included in accounts payable and accrued liabilities. For the six months ended June 30, 2013 and 2012, dividends and deemed dividends totaled $1,127,922 and $1,720,200, respectively. For the three months ended June 30, 2013 and 2012, dividends and deemed dividends totaled $516,067 and $899,733, respectively. Such amounts have been included in interest expense.

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

On July 1, 2013, the Company issued 4.22 post-split shares of Series A Preferred as part of the refinancing of debt and accrued interest described above (see Note 8(v)).

Warrants

On July 1, 2013, the Company issued five-year warrants to purchase in the aggregate up to 1,124 post-split shares of the Company’s Common Stock at per share exercise price equal to $750 as part of the refinancing of debt and accrued interest described above (see Note 8(v)).

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

On November 8, 2012, the Company issued a warrant to purchase 4 million shares of Common Stock that contained a put option.  As defined in the warrant, the warrant holder has the right to put the warrant back to the Company if the Company does not file a proxy statement (as defined) on or before May 6, 2013 to increase the number of shares of its authorized common stock. As of May 6, 2013, such proxy statement was not filed.  The warrant holder is entitled to receive the greater of (i) the difference between the exercise price of the warrants of $0.30 and the 20-day average price of the Company’s Common Stock for the period preceding May 6, 2013 and (ii) $0.10 per share.  The put option created a derivative liability which the Company valued at $0.10 per share as the Company’s stock price was below the strike price and has declined further since issuance.  At both June 30, 2013 and December 31, 2012, the value of the warrant liability was $400,000.

Deferred Compensation and Stock Based Compensation

As discussed above, a warrant to purchase 4 million shares of Common Stock, valued at $895,745, was issued on November 8, 2012 as partial consideration for a nine-month advisory agreement. The value of the warrant was recognized as deferred compensation and is being amortized over the term of the agreement. At June 30, 2013 and December 31, 2012, the unamortized balance of deferred compensation was $99,527 and $696,691, respectively. For the six and three months ended June 30, 2013, the Company recognized stock compensation expense of $597,163 and $298,581, respectively, and such expense is included in selling and general and administrative expenses.

NOTE 10 – RELATED PARTY TRANSACTIONS

At June 30, 2013 and December 31, 2012, loans payable to related parties amounted to $161,376 and $159,480, respectively. Transactions were as follows:

IDO Ltd. received non-interest bearing advances from a 2008 Investor (as defined in Note 8(i)). The advances are due on demand. At both June 30, 2013 and December 31, 2012, the Company owed $38,821.

In November 2012, IDO Ltd. borrowed $75,000 under a loan agreement with the same 2008 Investor. The loan bears interest at the rate of 10% per annum and is secured by the inventory held by IDO Ltd. The principal and accrued interest are due on demand. At both June 30, 2013 and December 31, 2012, the Company owed principal of $75,000.  Accrued interest owed at June 30, 2013 and December 31, 2012 was $2,729 and $833, respectively.

The Company received working capital loans from certain non-management affiliated stockholders of IDO Ltd. Amounts owed on the loans aggregated to $44,826 at both June 30, 2013 and December 31, 2012.

On July 1, 2013, the Company refinanced these loans through the issuance of the 2013 Notes. See Note 8(v) for more details.

NOTE 11 – COMMITMENT AND CONTINGENCIES

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

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013 the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,000,000, which is equivalent to approximately $552,000 at June 30, 2013 and $549,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached. A reserve for lawsuit in the amount of $548,000 and $470,000 has been accrued at June 30, 2013 and December 31, 2012, respectively.

As of the date of this report, the Appeal of the Judgment with the National Court is pending and no assurances can be provided as to the ultimate disposition of the Appeal. In April 2013, Stiss filed a motion to dismiss the Appeal as IDO Ltd. has not complied with the Judgment (payment of amounts due). On August 8, 2013, the National Court rejected Stiss’ motion, provided that IDO Ltd. paid into the National Court ILS 7,500, which is equivalent to approximately $2,100 at the time of the filing of this report by August 29, 2013, to cover anticipated court costs of Stiss. Such amount was paid into the court by the specified date.

In light of the foregoing, in April 2013, IDO Ltd. terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. There is no substantial activity currently being undertaken by IDO Ltd. and IDO Ltd. disposed of or abandoned most of its property and equipment.  For the six and three months ended June 30, 2013, the Company recognized a loss of $42,604 and $11,517, respectively, which is included in selling and general and administrative expenses.

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

(ii) On July 23, 2012, a complaint was filed in the San Diego Superior Court against the Company, certain officers and directors, and other unrelated companies, alleging violations of California restrictions on unsolicited commercial e-mails. Under the relevant California statute, violators are subject to pay damages of up to $1,000 for each spam email to each  recipient. The plaintiff alleges he received 19 spam emails relating to the Company. The plaintiff dismissed his second cause of action for violations of the Consumer Legal Remedies Act and is no longer seeking a preliminary injunction.

On September 24, 2012, the Company filed its answer denying the allegations and asserted affirmative defenses and in response to a motion to quash service of process, on November 30, 2012, the court dismissed the Company’s officers and directors who were named in the Complaint. We believe that this lawsuit, as it applies to the Company, is baseless and we intend to vigorously defend our rights.

Representation and Manufacturing Agreement

As discussed above, the Company signed a representation and management agreement.  In consideration for all services rendered, the Company agreed to pay a monthly fee of $40,000 commencing January 1, 2013.

Employment Agreement

On June 5, 2013, the Company appointed Magdiel Rodriguez as its Chief Executive Officer.  Effective September 16, 2013, the Company and Mr. Rodriguez entered into an Employment Agreement (the “Employment Agreement”) relating to Mr. Magdiel’s remuneration.  Pursuant to the Employment Agreement, Mr. Rodriguez will receive an annual base salary of $100,000, the payment of which is being deferred until such time as our financial condition permits us to make payments thereon. In addition, subject to his continued employment and subject further to the increase in the number of our authorized and unissued shares of Common Stock, in the event of Change in Control (as defined  in the Employment Agreement) Mr. Rodriguez will be entitled to 3.5 million shares of our common stock (the “Shares”).  In the event the employment of Mr. Rodriguez is terminated for any reason other than cause, then he is entitled to receive the Shares.

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

We have designed and developed a security screening device containing proprietary and patented technology known as the MagShoe™. The MagShoe™ creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear as well as next to or above the ankles. The proprietary software included in the MagShoe™ provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe™ obviates the need to remove the footwear being inspected. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe™ device has been designed to integrate into and complement current security screening arrays and systems. The new G3 generation MagShoe is portable and, depending on the model, weighs 48 kilograms (and can scan up to 18 inches from the base of the passenger’s footwear) and 33 kilograms (and scans up to 8 inches from the base of the passenger’s footwear) and can be deployed quickly by existing security personnel, who can integrate the MagShoe into their current security routine. The subject being screened places his feet on the device in the designated areas for each foot and in three to six  seconds, depending on the model, the scan is completed.  An audio-visual signal alerts the operator of the results of the check and provides a read-out on the control panel in an easily readable format.

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

In order to maintain orderly operations, we and a third party who is engaged in the distribution, operation and maintenance of medical devices, have entered, as of April 15, 2013, into a representation and manufacturing agreement pursuant to which the third party has been granted non-exclusive manufacturing rights of our products as well as the right to assist us in the management of sales, marketing and distribution of our products. While no assurance can be provided, subject to raising additional capital, we believe that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party.

If a resolution or settlement is not reached with respect to the litigation discussed in Item 1 of Part II in this Quarterly Report on Form 10-Q , no assurance can be provided that the proposed restructure of our activities will not be legally challenged and, if so challenged, no assurance can be provided that such challenge will not succeed.

Under the agreement with such third party, we undertook to remit to it $40,000 on a monthly basis in respect of the costs of manufacturing and marketing. While we have remitted the required amounts in respect of the period from January through March,  our inability to raise the capital needed to remit these amounts has prevented us from making timely payments on the subsequent period.

In addition, on June 13, 2013, we entered into a letter of intent with Duos Technologies Inc. (“Duos”), a Florida-based company providing intelligent video surveillance systems as well as physical security information management solutions, respecting a share exchange transaction. The letter of intent contemplates that, subject to the satisfaction of certain conditions, we issue shares of our common stock equal to a majority of the total outstanding shares of our common stock as of consummation of the contemplated share exchange to the current shareholders of Duos. The letter of intent is subject to various contingencies, including the finalization and entering into of a set of definitive legal agreements relating to the contemplated share exchange on or before September 30, 2013, the raising of additional capital by us, as well as satisfaction following due diligence investigations of each of ourselves and Duos. As definitive agreements were not entered into within 30 days of the execution of the letter of intent, either party is entitled to terminate the letter of intent.

The lack of operating capital and the difficulty we encountered in raising working capital to consummate the contemplated transaction prevented us from working to close the transaction. We continue in our efforts to try and raise the funds needed to close on the transaction as well as to maintain our ongoing operations.

If and when consummated, the contemplated transaction would result in a change of control and fundamental restructuring of our company and business, including not only our board of directors and operating officers, but also our business operations and strategic direction. No assurance can be provided that even if we are successful in raising the needed capital, Duos would be interested in completing the contemplated transaction.

The lack of operating funds has greatly hindered our ability to actively market our products as well as take advantage of various opportunities. We need to raise additional funds on an immediate basis in order to further explore these options as well as to meet our on-going operating requirements and to realize our business plan.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2013 TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2012

Revenues and costs of goods sold – No revenues were recorded for the three months ended June 30, 2013. Revenues for the six months ended June 30, 2013 were $15,043. Revenues for the six and three months ended June 30, 2012 were $285,480 and $80,916, respectively. All revenues were derived from sales of our MagShoe™ device.   Costs of goods sold during each of the six and three months ended June 30, 2013 were $256,757 and $120,000, respectively, as compared to $191,385 and $75,532 for the corresponding periods in 2012.

The decrease  in revenues during each of the six and three months ended June 30, 2013 compared to the corresponding periods in 2012 is primarily attributable to the substantial decrease in the number of MagShoe™ devices delivered to customers worldwide.  The Company had a gross loss in 2013 due to fixed manufacturing overhead.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing the MagShoe™ device. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the six months ended June 30, 2013 of $53,202. No research and development expenses were recorded for the three months ended June 30, 2013. We incurred research and development expenses of $100,188 and $49,626, respectively, for the six and three months ended June 30, 2012. The decrease in research and development expenses is principally attributable to the  completion of the new product design and modifications and the shutdown of the operations of our subsidiary IDO Ltd.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries/fees and other related costs for personnel in marketing, sales, executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses for the six and three months ended June 30, 2013 of $677,050 and $214,744, respectively, compared to $785,056 and $383,607, respectively, for the corresponding periods in 2012. The decrease in selling and general and administrative expenses during the six and three months ended June 30, 2013 compared to the corresponding periods in 2012 is principally attributable to decreased sales, marketing and management operations resulting, in part, from the shutdown of the operations of our subsidiary IDO Ltd.

Interest expense- Interest expense for the six and three months ended June 30, 2013 was $188,085 and $93,445, respectively, compared to $167,372 and $81,722 in the corresponding period in 2012. Interest expense relates primarily to the placement of our convertible promissory notes. Interest expense increased in 2013 as there was more debt outstanding in 2013 than in 2012.

Amortizations — The amortizations are included in interest expense in the statement of operations. During the six and three months ended June 30, 2013, we recorded amortization of $536,931 and $275,740 compared to $283,416 and $158,515 for the corresponding periods in 2012. Amortization represents the accretion of interest relating to the write-down to fair value of extinguished debt as well as amortization related to the debt discount incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

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

                Preferred stock dividends– In connection with our financing arrangements we have issued Series A Preferred Stock. The shares accrue a dividend of 10% per annum. Effective January 1, 2012, a majority of the Series A Preferred stockholders eliminated their dividends. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the six and three months ended June 30, 2013, dividends and deemed dividends totaled $1,127,923 and $516,068, respectively.   For the six and three months ended June 30, 2012, dividends and deemed dividends totaled $1,711,200 and $899,732, respectively.

Net loss – For the six and three months ended June 30, 2013, we had a net loss of $3,443,950 and $1,518,578, respectively, compared to a net loss of $31,847 and $1,568,448 for the corresponding periods in 2012, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the three months ended June 30, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts.

As of June 30, 2013, we had a cash balance of $311 compared to $125,982 at December 31, 2012.

Cash used in operating activities was $411,948 for the six months ended June 30, 2013. The decrease in cash was primarily attributable to funding the operating loss for the period.

Cash provided by investing activities was $900 during the six months ended June 30, 2013 and represented the proceeds from the sale of  property and equipment resulting from the termination of operations of our facility in Israel.

Cash provided by financing activities was $285,377.  We received proceeds of $270,000 from the issuance of notes and $15,377 was drawn by our wholly-owned subsidiary on its line of credit.

To date, we have financed our operations primarily from the sale of our securities (secured convertible notes, Series A Preferred Stock and warrants). See Notes 8 and 9 in our Condensed Consolidated Financial Statements.

Between April 1 to September 13, 2013, we raised $200,200 from the private placement to certain holders of our secured promissory notes.

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

During the quarter ended June 30, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

(i) As the Company previously disclosed, in November 2012 the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of the Company’s wholly-owned subsidiary, IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit, which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of 1,475,000 in New Israeli Shekels (ILS), which is equivalent to approximately $410,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed. The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”). On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013, the National Court dismissed the motion to stay execution of the Judgment. In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,000,000, which is equivalent to approximately $549,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached.

As of the date of this report, the Appeal of the Judgment with the National Court is pending and no assurances can be provided as to the ultimate disposition of the Appeal. In April 2013, Stiss filed a motion to dismiss the Appeal as IDO Ltd. has not complied with the Judgment (payment of amounts due). On August 8, 2013, the National Court rejected Stiss’ motion, provided that IDO ltd. paid into the National Court ILS 7,500, which is equivalent to approximately $2,100 at the time of the filing of this report, by August 29, 2013 to cover anticipated court costs of Stiss. Such amount was paid into the court by the specified date.

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

(ii) On July 23, 2012, a complaint was filed in the San Diego Superior Court against the Company, certain officers and directors, and other unrelated companies, alleging violations of California restrictions on unsolicited commercial e-mails. Under the relevant California statute, violators are subject to pay damages of up to $1,000 for each spam email to each recipient. The plaintiff alleges he received 19 spam emails relating to the Company. The plaintiff dismissed his second cause of action for violations of the Consumer Legal Remedies Act and is no longer seeking a preliminary injunction.

On September 24, 2012, the Company filed its answer denying the allegations and asserted affirmative defenses and in response to a motion to quash service of process, on November 30, 2012, the court dismissed the Company’s officers and directors who were named in the Complaint.

We believe that this lawsuit, as it applies to the Company, is baseless and we intend to vigorously defend our rights.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were sold by us during the three months ended June 30, 2013 without registration under the Securities Act:

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

On June 5, 2013, we appointed Magdiel Rodriguez as our Chief Executive Officer. Effective September 16, 2013, we and Mr. Rodriguez entered into an Employment Agreement (the "Employment Agreement") relating to Mr. Magdiel's remuneration. Pursuant to the Employment Agreement, Mr. Rodriguez will receive an annual base salary of $100,000, the payment of which is being deferred until such time as our financial condition permits us to make payments thereon. In addition, subject to his continued employment and subject further to the increase in the number of our authorized and unissued shares of Common Stock, in the event of Change in Control (as defined in the Employment Agreement) Mr. Rodriguez will be entitled to 3.5 million shares of our common stock (the "Shares"). In the event the employment of Mr. Rodriguez is terminated for any reason other than cause, then he is entitled to receive the Shares.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDO SECURITY INC.

Date: September 16, 2013	/s/ MAGDIEL RODRIGUEZ
MAGDIEL RODRIGUEZ CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT

