Form 10-Q
period 2013-09-30
IDO Security Inc.
filed 2013-11-19
CIK 1301367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2013; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.

(Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7875 SW 40th Street, Suite 224

Miami, Florida 33155-3510

(Address of principal executive offices, including zip code)

786-603-5212

(Issuer’s telephone number, including area code)

N/A
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

As of November 19, 2013, there were 19,986,471 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets September 30, 2013 (Unaudited) and December 31, 2012 (Audited)	2

	Unaudited Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2013 and 2012	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4	Controls and Procedures	20

SIGNATURES	23

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$194	$125,982
Inventories	178,485	183,721
Prepaid expenses and other current assets	-	33,830

Total current assets	178,679	343,533

Property and equipment, net	-	46,303

Total assets	$178,679	$389,836

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,347,610	$6,081,105
Bank line of credit	15,377	-
Convertible promissory notes
(net of discount of $4,101 and $49,141)	2,149,308	2,112,601
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $264,189 and $1,556,297)	13,107,015	12,390,440
Loans payable - related parties	161,376	159,480
Warrant liability	400,000	400,000

Total current liabilities	23,180,686	21,143,626

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $3,223,617 and $4,006,776)	2,743,283	1,951,791
Notes payable	372,200	69,500
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $194,338 and $226,506)	754,907	147,206
Preferred Stock - Series B	1	-
Accrued severance pay	-	26,250

Total liabilities	27,051,077	23,338,373

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock
6,600 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
20,000,000 shares authorized,
19,986,471 issued and outstanding	19,986	19,986
Additional paid-in capital	27,624,231	27,624,231
Deferred compensation expense	-	(696,691)
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(54,516,284)	(49,895,732)

Total stockholders’ deficiency	(26,872,398)	(22,948,537)

Total liabilities and stockholders’ deficiency	$178,679	$389,836

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$15,043	$299,712	$-	$14,232

Cost of sales	376,756	222,212	120,000	30,827

Gross (loss) profit	(361,713)	77,500	(120,000)	(16,595)

Operating expenses
Research and development expenses	53,202	158,152	-	57,964
Selling and general and administrative expenses	775,146	1,174,214	98,096	389,158
Stock based compensation - selling and general and administrative	696,691	-	99,527	-

Total operating expenses	1,525,039	1,332,366	197,623	447,122

Loss from operations	(1,886,752)	(1,254,866)	(317,623)	(463,717)

Interest expense (including amortization of debt and preferred stock discounts,
accretion of convertible promissory notes and dividends)	(2,711,918)	(3,204,783)	(858,979)	(1,042,795)
Gain on extinguishment of debt	-	2,926,717	-	-
Foreign currency translation	(21,882)	7,908	-	13,335

Net loss	$(4,620,552)	$(1,525,024)	(1,176,602)	(1,493,177)

Basic and diluted loss per share	$(0.23)	$(0.09)	$(0.06)	$(0.09)

Weighted average number of shares outstanding
Basic and diluted	19,986,471	17,548,057	19,986,471	17,548,057

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,620,552)	$(1,525,024)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,799	9,414
Amortization of note discount	1,878,431	2,524,908
Amortization of beneficial conversion feature of convertible debt	-	-
Accretion of interest on notes payable	550,931	405,368
Stock based compensation	696,691	-
Interest and exhange rate differences	1,896	-
Issuance of Preferred Stock - Series B	1	-
Gain on extinguishment of debt	-	(2,926,717)
Loss on disposal and abandonment of property and equipment	42,603	-
Decrease in net liability for severance pay	(26,250)	2,464
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	-	(8,757)
Inventory	5,236	115,638
Prepaid expenses and other current assets	33,830	45,056
Accounts payable	198,461	498,112
Accrued expenses and other current liabilities	791,158	(133,665)

Net cash used in operating activities	(444,765)	(993,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	900	-
Purchases of property and equipment	-	(7,263)

Net cash provided by (used in) investing activities	900	(7,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	302,700	-
Proceeds from (payments of) loan payable - bank	15,377	(45,624)
Proceeds from issuance of convertible notes and preferred stock	-	1,035,612
Repayment of loans payable - related parties	-	(833)

Net cash provided by financing activities	318,077	989,155

DECREASE IN CASH	(125,788)	(11,311)

CASH - BEGINNING OF PERIOD	125,982	43,726

CASH - END OF PERIOD	$194	$32,415

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2013, the Company had not achieved profitable operations, had accumulated losses of $54.5 million (since inception), a working capital deficiency of $23.2 million and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities and short-term debt. From December 2007 through September 2013, the Company received net proceeds of approximately $7.6 million from the proceeds of the private placement to certain accredited investors of its Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	September 30,
	2013	2012
Warrants	4,014,477	16,181
Convertible notes	21,254	20,989
Stock options	667	1,130
Convertible preferred stock	37,655	35,615

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

Inventories at September 30, 2013 consisted of components totaling $63,426 and partially completed and completed devices totaling $115,059. Inventories at December 31, 2012 consisted of components totaling $60,667 and partially completed and completed devices totaling $123,054.

NOTE 6 – BANK LINE OF CREDIT

During the nine months ended September 30, 2013, one of the banks of IDO Ltd. in Israel honored credit card payment obligations to vendors. At September 30, 2013, the Company owed the bank $15, 377.

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

In September 2013, the Company issued notes to two 2008 Investors in the aggregate amount of $32,700. The notes bear interest at the rate of 2.5% and are due at the earlier of (i) one year from the issuance dates in September 2013 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined). The notes are secured by substantially all of the assets of the Company.

All of the notes are secured by substantially all of the assets of the Company.  At September 30, 2013 and December 31, 2012, notes payable amounted to $372,200 and $69,500, respectively.

NOTE 8 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)

2008 Notes - secured and convertible - see (i) below	$1,956,945	$1,956,945

December 2008 Notes - secured and convertible – see (ii) below	815,062	815,062

2009 - 2011 Notes - secured and convertible - see (iii) below	4,010,579	4,010,579

2012 Notes - secured and convertible - see (iv) below	1,337,723	1,337,723

Total	8,120,309	8,120,309

Less: Discount	(3,227,718)	(4,055,917)
	4,892,591	4,064,392
Less: Current Portion	(2,149,308)	(2,112,601)

Total	$2,743,283	$1,951,791

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

There were no payments of principal or interest in 2013.

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

(vi) Modification of Debt

In May 2012, the holders of approximately 73% of the outstanding principal amount of the Notes waived all Events of Default and consented to a modification of the note terms.  Under the modification, effective January 1, 2012:

●	The Company may deem the maturity date of the outstanding notes (including any issued after January 1, 2012) to be December 31, 2015.

●	The interest rate payable has been reduced to 2.5% per annum.

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

In accordance with FASB ASC subtopic 820-10, “ Fair Value Measurement – Overall ,” the value of the Notes was determined utilizing level 3 inputs.  The fair value of the Notes was determined based on an effective rate of return of approximately 31%, which approximates the return of a high risk note.  As a result, the face amount of the remaining principal balance of $5,483,839 was written down to its fair market value of $1,566,704.  This discount is being amortized to the amended date of maturity unless paid or converted earlier. The Company recognized a gain on debt extinguishment of $2,926,717, which included the expensing of unamortized debt discounts totaling $990,418.

(vii) Maturities of Convertible Promissory Notes

The maturities on the Notes are $2,161,747 were payable through 2013 and $5,958,562 payable in 2015.

NOTE 9 - CAPITAL TRANSACTIONS

Series A Preferred

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

The dividends are cumulative commencing on the issue date whether or not declared. For the nine months ended September 30, 2013 and 2012, the Company declared dividends totaling $276,887 and $267,208, respectively. For the three months ended September 30, 2013 and 2012, the Company declared dividends totaling $93,310 and $93,311, respectively. At September 30, 2013 and December 31, 2012, dividends payable total $2,627,158 and $2,350,272, respectively, and are included in accounts payable and accrued liabilities. For the nine months ended September 30, 2013 and 2012, dividends and deemed dividends totaled $1,601,162 and $2,472,052, respectively. For the three months ended September 30, 2013 and 2012, dividends and deemed dividends totaled $473,240 and $760,851, respectively. Such amounts have been included in interest expense.
11

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

The maturities on the Series A Preferred are $13,946,737 that were payable through 2013 and $373,712 payable in 2014.

Series B Preferred Stock (“Series B Preferred”)

On September 30, 2013, the Company filed the Series B Preferred Stock Certificate of Designation with the Secretary of State of Nevada (the “Certificate of Designation”) authorizing 100 shares of Series B Preferred Stock and establishing the rights thereof.

As set forth in the Certificate of Designation, each one (I) share of the Series B Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of the Company’s Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000.000 the voting rights of one share of the Series B Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) - (0.019607 x 5,000,000) = 102,036). With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Articles of Incorporation or bylaws.

The stated value of each share of Series B Preferred is $0.001. There is no dividend due or payable and there are no liquidation rights. Unless otherwise voted on by disinterested members of the Board of Directors, the Company shall redeem all shares of Series B Preferred for $1 on September 30, 2015. As a result of the redemption provision, the Series B Preferred was not classified as permanent equity.

Effective September 30, 2013, the Company issued 100 shares (the “Shares”) of its Series B Preferred to Mr. Magdiel Rodriguez (Director and Chief Executive Officer of the Company) solely for voting purposes. One share of Series B Preferred has the voting equivalent of not less than 0.67% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s Common Stock may vote.

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

On November 8, 2012, the Company issued a warrant to purchase 4 million shares of Common Stock that contained a put option.  As defined in the warrant, the warrant holder has the right to put the warrant back to the Company if the Company does not file a proxy statement (as defined) on or before May 6, 2013 to increase the number of shares of its authorized common stock. As of May 6, 2013, such proxy statement was not filed.  The warrant holder is entitled to receive the greater of (i) the difference between the exercise price of the warrants of $0.30 and the 20-day average price of the Company’s Common Stock for the period preceding May 6, 2013 and (ii) $0.10 per share.  The put option created a derivative liability which the Company valued at $0.10 per share as the Company’s stock price was below the strike price and has declined further since issuance.  At both September 30, 2013 and December 31, 2012, the value of the warrant liability was $400,000.

Deferred Compensation and Stock Based Compensation

As discussed above, a warrant to purchase 4 million shares of Common Stock, valued at $895,745, was issued on November 8, 2012 as partial consideration for a nine-month advisory agreement. The value of the warrant was recognized as deferred compensation and is being amortized over the term of the agreement. At September 30, 2013 and December 31, 2012, the unamortized balance of deferred compensation was $0 and $696,691, respectively. For the nine and three months ended September 30, 2013, the Company recognized stock compensation expense of $696,691 and $99,527, respectively, and such expense is included in selling and general and administrative expenses.

NOTE 10 – RELATED PARTY TRANSACTIONS

At September 30, 2013 and December 31, 2012, loans payable to related parties amounted to $161,376 and $159,480, respectively. Transactions were as follows:

IDO Ltd. received non-interest bearing advances from a 2008 Investor (as defined in Note 8(i)). The advances are due on demand. At both September 30, 2013 and December 31, 2012, the Company owed $38,821.

In November 2012, IDO Ltd. borrowed $75,000 under a loan agreement with the same 2008 Investor. The loan bears interest at the rate of 10% per annum and is secured by the inventory held by IDO Ltd. The principal and accrued interest are due on demand. At both June 30, 2013 and December 31, 2012, the Company owed principal of $75,000.  Accrued interest owed at September 30, 2013 and December 31, 2012 was $2,729 and $833, respectively.

The Company received working capital loans from certain non-management affiliated stockholders of IDO Ltd. Amounts owed on the loans aggregated to $44,826 at both September 30, 2013 and December 31, 2012.

NOTE 11 – COMMITMENT AND CONTINGENCIES

Lawsuits

(i) As the Company previously disclosed, in November 2012, the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of 1,475,000 in New Israeli Shekels (ILS), which is equivalent to approximately $418,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013 the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,000,000, which is equivalent to approximately $562,000 at September 30, 2013 and $566,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached. A reserve for lawsuit in the amount of $548,000 and $470,000 has been accrued at September 30, 2013 and December 31, 2012, respectively.

As of the date of this report, the Appeal of the Judgment with the National Court is pending and no assurances can be provided as to the ultimate disposition of the Appeal. In April 2013, Stiss filed a motion to dismiss the Appeal as IDO Ltd. has not complied with the Judgment (payment of amounts due). On August 8, 2013, the National Court rejected Stiss’ motion, provided that IDO Ltd. paid into the National Court ILS 7,500 (approximately $2,200) to cover anticipated court costs of Stiss. Such amount was paid into the court by the specified date.

In light of the foregoing, in April 2013, IDO Ltd. terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. There is no substantial activity currently being undertaken by IDO Ltd. and IDO Ltd. disposed of or abandoned most of its property and equipment.  For the nine and three months ended September 30, 2013, the Company recognized a loss of $42,604 and $0, respectively, which is included in selling and general and administrative expenses.

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

In addition, IDO Ltd. Is subject to litigation by terminated employees in respect of severance and other payments that may be due to them under Israeli law. As of the date of the filing of this report, the Company cannot estimate the amount of any loss that may result.

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

NOTE 12 – SUBSEQUENT EVENTS

On October 7, 2013, the holder of the majority of the Company voting equity securities authorized, at the recommendation of the Company’s Board of Directors, an increase the number of shares of Common Stock to 400,000,000. The increase will become effective upon the filing with the Secretary of State of Nevada of a certificate of amendment to the Certificate of Incorporation reflecting the increase. The Company expects to file the amendment in November 2013.

Management has evaluated subsequent events through the date of this filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

We urge you to read the following discussion in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, our ability to continue as a going concern, our ability to secure additional financing, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

We have designed and developed a security screening device containing proprietary and patented technology known as the MagShoe™. The MagShoe™ creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear as well as next to or above the ankles. The proprietary software included in the MagShoe™ provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe™ obviates the need to remove the footwear being inspected. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe™ device has been designed to integrate into and complement current security screening arrays and systems. The new G3 generation MagShoe™ is portable and, depending on the model, weighs 48 kilograms (and can scan up to 18 inches from the base of the passenger’s footwear) and 33 kilograms (and scans up to 8 inches from the base of the passenger’s footwear) and can be deployed quickly by existing security personnel, who can integrate the MagShoe™ into their current security routine. The subject being screened places his feet on the device in the designated areas for each foot and in three to six  seconds, depending on the model, the scan is completed.  An audio-visual signal alerts the operator of the results of the check and provides a read-out on the control panel in an easily readable format.

MagShoe™ fills a critical void in today’s detectors by extending screening to the lower body and feet. MagShoeTM’s “shoes-on” design maximizes security, thoroughness and accuracy while eliminating the need to remove shoes for increased convenience and safety. The MagShoe™ is neither invasive nor harmful to the body as some of the other screening devices currently use in the marketplace. Ideal for security and loss prevention at virtually any facility, MagShoe™ is currently in use at international airports, cruise lines, government agencies and more.

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

Current Operational Highlights

Effective April 2013, our subsidiary, IDO Security Ltd. (“IDO Ltd.”) has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. The cessation of activities by IDO Ltd. is a result of the litigation outcome discussed in Item 1 of Part II in this Quarterly Report on Form 10-Q.

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

If a resolution or settlement is not reached with respect to the litigation discussed in Item 1 of Part II in this Quarterly Report on Form 10-Q , no assurance can be provided that the proposed restructure of our activities will not be legally challenged and, if so challenged, no assurance can be provided that such challenge will not succeed. In addition, IDO Ltd. is subject to litigation by terminated employees in respect of severance and other payments that may be due to them under Israeli law.

Under the agreement with such third party, we undertook to remit to it $40,000 on a monthly basis in respect of the costs of manufacturing and marketing. While we have remitted the required amounts in respect of the period from January through March 2013,  our inability to raise the capital needed to remit these amounts has prevented us from making timely payments on the subsequent period.

In addition, on June 13, 2013, we entered into a letter of intent with Duos Technologies Inc. (“Duos”), a Florida-based company providing intelligent video surveillance systems as well as physical security information management solutions, respecting a share exchange transaction. The letter of intent contemplates that, subject to the satisfaction of certain conditions, we issue shares of our common stock equal to a majority of the total outstanding shares of our common stock as of consummation of the contemplated share exchange to the current shareholders of Duos. The letter of intent is subject to various contingencies, including the finalization and entering into of a set of definitive legal agreements relating to the contemplated share exchange as well as satisfaction following due diligence investigations of each of ourselves and Duos. As definitive agreements were not entered into within 30 days of the execution of the letter of intent, either party is entitled to terminate the letter of intent.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2013 TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues and costs of goods sold – No revenues were recorded for the three months ended September 30, 2013. Revenues for the nine months ended September 30, 2013 were $15,043. Revenues for the nine and three months ended September 30, 2012 were $299,712 and $14,232, respectively. All revenues were derived from sales of our MagShoe™ device.   Costs of goods sold during each of the nine and three months ended September 30, 2013 were $256,757 respectively, as compared to $222,212 and $30,827 for the corresponding periods in 2012.

The decrease  in revenues during each of the nine and three months ended September 30, 2013 compared to the corresponding periods in 2012 is primarily attributable to the substantial decrease in the number of MagShoe™ devices delivered to customers worldwide.  The Company had a gross loss in 2013 due to fixed manufacturing overhead.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing the MagShoe™ device. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses for the nine months ended September 30, 2013 of $53,202. No research and development expenses were recorded for the three months ended September 30, 2013. We incurred research and development expenses of $158,152 and $57,964, respectively, for the nine and three months ended September 30, 2012. The decrease in research and development expenses is principally attributable to the  completion of the new product design and modifications and the shutdown of the operations of our subsidiary IDO Ltd.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries/fees and other related costs for personnel in marketing, sales, executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses for the nine and three months ended September 30, 2013 of $775,146 and $98,096, respectively, compared to $1,174,214 and $389,158, respectively, for the corresponding periods in 2012. The decrease in selling and general and administrative expenses during the nine and three months ended September 30, 2013 compared to the corresponding periods in 2012 is principally attributable to decreased sales, marketing and management operations resulting, in part, from the shutdown of the operations of our subsidiary IDO Ltd.

Interest expense- Interest expense for the nine and three months ended September 30, 2013 was $282,556 and $94,471, respectively, compared to $274,507 and $107,135 in the corresponding period in 2012. Interest expense relates primarily to the placement of our convertible promissory notes. Interest expense increased slightly in 2013 as there was more debt outstanding in 2013 than in 2012.

Amortizations — The amortizations are included in interest expense in the statement of operations. During the nine and three months ended September 30, 2013, we recorded amortization of $828,199 and $291,268 compared to $458,225 and $174,809 for the corresponding periods in 2012. Amortization represents the accretion of interest relating to the write-down to fair value of extinguished debt as well as amortization related to the debt discount incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

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

Preferred stock dividends– In connection with our financing arrangements we have issued Series A Preferred Stock. The shares accrue a dividend of 10% per annum. Effective January 1, 2012, a majority of the Series A Preferred stockholders eliminated their dividends. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the nine and three months ended September 30, 2013, dividends and deemed dividends totaled $1,601,163 and $473,240, respectively.   For the nine and three months ended September 30, 2012, dividends and deemed dividends totaled $2,472,051 and $760,851, respectively.

Net loss – For the nine and three months ended September 30, 2013, we had a net loss of $4,620,552 and $1,176,602, respectively, compared to a net loss of $1,525,024 and $1,493,177 for the corresponding periods in 2012, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the three months ended September 30, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts.

As of September 30, 2013, we had a cash balance of $194 compared to $125,982 at December 31, 2012.

Cash used in operating activities was $444,765 for the nine months ended September 30, 2013. The decrease in cash was primarily attributable to funding the operating loss for the period.

Cash provided by investing activities was $900 during the nine months ended September 30, 2013 and represented the proceeds from the sale of  property and equipment resulting from the termination of operations of our facility in Israel.

Cash provided by financing activities was $318,077.  We received proceeds of $302,700 from the issuance of notes and $15,377 was drawn by our wholly-owned subsidiary on its line of credit.

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

During the quarter ended September 30, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

(i) As the Company previously disclosed, in November 2012 the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of the Company’s wholly-owned subsidiary, IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit, which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of 1,475,000 in New Israeli Shekels (ILS), which is equivalent to approximately $418,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed. The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”). On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013, the National Court dismissed the motion to stay execution of the Judgment. In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,000,000, which is equivalent to approximately $566,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached.

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

In addition, IDO Ltd. is subject to litigation by terminated employees in respect of severance and other payments that may be due to them under Israeli law. As of the date of the filing of this report, the Company cannot estimate the amount of any loss that may result.

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

We believe that this lawsuit, as it applies to the Company, is baseless and we intend to vigorously defend our rights.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold by us during the three months ended September 30, 2013 without registration under the Securities Act:

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INORMATION

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDO SECURITY INC.

Date: November 19, 2013	/s/ MAGDIEL RODRIGUEZ
MAGDIEL RODRIGUEZ CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT

