Form 10-K
period 2013-12-31
IDO Security Inc.
filed 2014-04-14
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-51170

IDO SECURITY INC.
 (Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7875 SW 40th Street, Suite 224	33155-3510
Miami, Florida	(Zip Code)
(Address of Principal Executive Offices)

 (786)-603-5212
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

Large accelerated filer   ☐      Accelerated filer   ☐      Non-accelerated filer   ☐      Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 52,547,324 shares of common stock, par value $0.001 per share, outstanding as of April 11, 2014.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on the OTC Bulletin Board on June 28, 2013 was $1,399,053.

IDO SECURITY INC.
2013 FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY’S INTENDED BUSINESS PLANS; THE ABILITY TO RAISE WORKING CAPITAL; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY’S PRODUCTS; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY’S INABILITY TO RAISE FUNDS TO CONTINUE OPERATIONS; THE EFFECT OF A GOING CONCERN STATEMENT BY THE COMPANY’S AUDITORS; THE IMPLICATIONS OF THE LITIGATION DISCUSSED IN ITEM 3 OF THIS REPORT; THE SUCCESS OF OUR RESTRUCTURED OPERATIONS; OUR ABILITY TO CONTROL COSTS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY’S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY’S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

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

IDO Security Inc. (formerly known as “The Medical Exchange Inc.”) was incorporated in the State of Nevada on January 23, 2004. On July 25, 2006, The Medical Exchange, IDO Security Ltd. (“IDO Ltd.”) and IDO Ltd.’s Selling Shareholders entered into a Securities Purchase Agreement pursuant to which IDO Security Inc. purchased, in March 2007, all of the issued and outstanding share capital of IDO Ltd. (the “Acquisition Transaction”). Following the Acquisition Transaction, IDO Ltd. became a wholly-owned subsidiary of IDO Security Inc. and we adopted the business of IDO Ltd. In June 2007, we then changed our corporate name to “IDO Security Inc.”

We have designed and developed a security screening device containing proprietary and patented technology known as the MagShoe™. The MagShoe™ creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear as well as next to or above the ankles. The proprietary software included in the MagShoe™ provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe™ obviates the need to remove the footwear being inspected. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe™ device has been designed to integrate into and complement current security screening arrays and systems. The current generation MagShoe™ is portable and, depending on the model, weighs 48 kilograms (and can scan up to 18 inches from the base of the passenger’s footwear) and 33 kilograms (and scans up to 8 inches from the base of the passenger’s footwear) and can be deployed quickly by existing security personnel, who can integrate the MagShoe™ into their current security routine. The subject being screened places his feet on the device in the designated areas for each foot and in three to six  seconds, depending on the model, the scan is completed.  An audio-visual signal alerts the operator of the results of the check and provides a read-out on the control panel in an easily readable format.

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

In order to maintain orderly operations, we and a third party who is engaged in the distribution, operation and maintenance of medical devices, have entered, as of April 15, 2013, into a representation and manufacturing agreement pursuant to which the third party has been granted non-exclusive manufacturing rights of our products as well as the right to assist us in the management of sales, marketing and distribution of our products. While no assurance can be provided, subject to raising working capital, we believe that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party. Under the agreement with such third party, we undertook to remit to it $40,000 on a monthly basis in respect of the costs of manufacturing and marketing. While we have remitted the required amounts in respect of the period from January through March 2013, our inability to raise working capital needed has prevented us from making timely payments  subsequently. Accordingly, only limited support and service to existing devices is currently being accorded to customers, including the sale and servicing of spare parts. Until we raise significant working capital, we will not be able to resume production and fully respond to product solicitations and inquiries from interested third parties.

No assurance can be provided that the proposed restructure of our activities whereby are utilizing the third party to manufacture and service our devices will not be legally challenged by the plaintiffs and, if so challenged, no assurance can be provided that such challenge will not succeed.

As part of our evolving strategy, management has also been exploring options of integrating our SSD proprietary technology with other non-metallic based detection systems or  incorporating it as a complementary technology to the existing walk through metal detectors (WTMD), thereby augmenting the security equipment and procedures currently used throughout the world. We believe that this is a promising option going forward for realizing shareholder value.

Toward that end, in June 2013 we entered into a letter of intent with Duos Technologies Inc. (“Duos”), a Florida-based company providing intelligent video surveillance systems as well as physical security information management solutions, respecting a share exchange transaction. While we have been in discussions intermittently with Duos since June 2013, in the past few weeks, with the assistance of the below referenced consultant, we have recently resumed discussions with Duos toward consummating a transaction. However, the letter of intent is subject to various contingencies, including the finalization and entering into of a set of definitive legal agreements relating to the contemplated share exchange as well as satisfaction following due diligence investigations of each of ourselves and Duos. While we believe that we are in a position to leverage our experience and expertise to enhance stockholder value in a transaction with Duos, no assurance can be provided that our efforts will successfully result in any transaction.

In March 2014, we entered into a consulting agreement with an affiliate of a minority stockholder to assist us in strategizing our capital raising efforts as well as exploring strategic alternatives, including with Duos. We have also entered into a non-binding term sheet with entities affiliated with such entity pursuant to which these entities are to assist us  in availing ourselves of a provision in the federal securities laws that allows for the exchange of claims, securities or property for stock when the arrangement is approved for fairness by a court proceeding. The process, if approved by a court, has the potential to eliminate a significant portion of our debt obligations to existing creditors and lenders. The transactions contemplated by the term sheet are subject to the execution and delivery of legally binding agreements between us and these entities. No assurance can be provided that we will be successful in completing this process. Management believes that the significant reduction of existing debt will be a necessary component of a transaction with Duos or any other strategic investor.

We need to raise additional funds on an immediate basis in order to further explore these options as well as to meet our on-going operating requirements and to realize our business plan. If we are unable to raise capital on an immediate basis, we will most likely need to terminate all operations. Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

BUSINESS STRATEGY

Our vision remains to build a profitable business that develops and commercializes new, advanced and affordable technologies and related products, to provide comprehensive security screening solutions that are widely adopted.

No assurance can be provided that we will successfully implement our strategy. We are subject to significant business risks and need to raise additional capital in order to realize our business plan and effectuate the above strategy. See “Risk Factors.”

SUPPLIERS

Core components of the MagShoe were assembled by IDO Ltd. through December 2012. Certain non-core components are manufactured by third party unaffiliated contractors. Testing and assembly of MagShoe were managed by our subsidiary at its facilities in Israel. Effective April 2013, IDO Ltd. terminated all commercial activities. See “Current Operational Highlights” above and Item 3 below.

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

EMPLOYEES

At December 31, 2013, we had one employee, who is our President, Chief Executive Officer and Principal Financial and Accounting Officer. See “Current Operational Highlights”.

RESEARCH AND DEVELOPMENT

During our 2013 and 2012 fiscal years, we incurred $53,202 and $216,732, respectively, on the research and development of the MagShoe product. Since April 2013, no significant research and development has been undertaken due to the closing of our subsidiary in Israel where research and development were previously undertaken as a result of the litigation discussed in Item 3 of Part I of this report and our inability to fund the third party service provider with whom we contracted to provide the product manufacture and support services.

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

RISKS CONCERNING OUR BUSINESS

OUR NEED FOR ADDITIONAL FINANCING IS ACUTE AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL FAILURE OF OUR COMPANY.

We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted or explore strategic options to increase shareholder value. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations and may have to cease operations entirely.

 At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. Any failure to achieve adequate funding will likely result in our ceasing all operations.

WE HAVE A HISTORY OF OPERATING LOSSES THAT MAY CONTINUE FOR THE FORESEEABLE FUTURE, THUS RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred significant operating losses. As of December 31, 2013, we have incurred losses totaling $55.6 million. We believe that we will continue to incur net losses for the foreseeable future as we continue to further develop and promote the MagShoe and related products. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, marketing and administration as we continue to develop our products. These expenditures will necessarily precede the realization of substantial revenues from the sales of our single product line, if any, which may result in future operating losses.

The report of our independent registered public accounting firm for our financial statements for the year ended December 31, 2013 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This “going concern” paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

OUR RESTRUCTURED OPERATIONS PURSUANT TO WHICH WE WILL PRODUCE AND MANUFACTURE OUR PRODUCTS CAN BE LEGALLY CHALLENGED.

In April 2013, our subsidiary, IDO Ltd., terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. This action was taken in light of the litigation outcome discussed in further detail in Item 3 below.

On April 15, 2013, we and a third party, engaged in the distribution, operation and maintenance of medical devices, entered into a representation and manufacturing agreement, pursuant to which the third party has been granted non-exclusive manufacturing rights of our products and was also granted the right to assist the Company in the management of sales, marketing and distribution of our products. While no assurance can provided, we believe that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party.

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

We currently have outstanding approximately $8.1 million of our secured convertible promissory notes (the “Investor Notes”) and approximately $14.3 million in stated value of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”). We are required to make monthly payments with respect to the accrued principal and interest on the notes (dividends, in the case of the Series A Preferred). With respect to approximately 26% of the principal amount of the Investor Notes and 24% of the principal amount of the Series A Preferred, those payments may be made, at our option, in shares of our Common Stock at a rate equal to 75% of the average of the closing bid prices of the common stock for the five trading days preceding the payment date. With respect to the remaining balances, payments may be made in shares at a fixed conversion rate of $0.30.

WE ARE RELIANT ON REVENUES FROM ONE SINGLE PRODUCT AND OUR PRODUCT MAY BE SUBJECT TO FURTHER DEVELOPMENT AND TESTING.

We currently have only one product. While the product is unique and we currently believe that this product has the ability to generate revenues in the future, there is no assurance that this will be the case.

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

WE MAY NOT BE ABLE TO IMPLEMENT OUR STRATEGY.

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

          RISKS ASSOCIATED WITH OUR SECURITIES AND CAPITAL STRUCTURE

OUR CHIEF EXECUTIVE OFFICER HAS CONTROL OVER KEY DECISION MAKING AS A RESULT OF HIS CONTROL OF A MAJORITY OF OUR VOTING STOCK.

Magdiel Rodgiuez, our President and Chief Executive Officer, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the Series B Preferred Stock, $0.001 par value per share held by Mr. Rodriguez, and might harm the trading price of our common stock. As a board member and officer, Mr. Rodriguez owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Rodriguez is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of April 11, 2014, we had 400,000,000 authorized shares of Common Stock, of which 52,547,324 shares of our Common Stock were issued and outstanding as of such date. The effective conversion price of the Investor Notes and the Series A Preferred Stock is variable, and is based upon a 25% discount to the average of the closing bid prices for our common stock for the five trading days preceding the conversion date. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

ITEM IB. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. We leased our corporate offices are located at 17 State Street, New York, NY 10004 through May 2013. Thereafter, we relocated our principal offices to 7875 SW 40th Street, Suite 224, Miami Florida. We do not pay any rent for the office space.

Through March 2013, we leased our facility in Rishon Le’Zion, Israel, comprised of approximately 370 square meters. The lease was scheduled to expire in April 2012 but was being renewed on a month-to-month basis. Given the termination of IDO Ltd.’s activities as discussed in Item 3 below, we have vacated the premises and have settled the lease.

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

(i) As the Company previously disclosed, in November 2012 the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of the Company’s wholly-owned subsidiary, IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit, which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO LTD., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of ILS 1,475,000, which is equivalent to approximately $425,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013 the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,000,000, which is equivalent to approximately $576,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached. Stiss has filed a lien against the assets of IDO Ltd. to secure payment of the judgment.

As of the date of this report, the Appeal of the Judgment with the National Court is pending and no assurances can be provided as to the ultimate disposition of the Appeal. In April 2013, Stiss filed a motion to dismiss the Appeal as IDO Ltd. has not complied with the Judgment (payment of amounts due). On August 8, 2013, the National Court rejected Stiss’ motion provided that IDO Ltd. paid into the National Court ILS 7,500 (approximately $2,200) to cover anticipated court costs of Stiss. Such amount was paid into the court by the specified date.

In light of the foregoing, in April 2013 IDO Ltd. has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. Stiss has filed a lien against the assets of IDO Ltd. to secure payment of the Judgement. On April 15, 2013, we and a third party engaged in the distribution, operation and maintenance of medical devices entered into a representation and manufacturing agreement pursuant to which the third party has been granted non-exclusive manufacturing rights of Company products and will also be granted the right to assist the Company in the management of  sales, marketing and distribution of our products. While no assurance can provided, we believe that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party.

(ii) On July 23, 2012, a complaint was filed in the San Diego Superior Court against the Company, certain officers and directors, and other unrelated companies, alleging violations of California restrictions on unsolicited commercial e-mails. Under the relevant California statute, violators are subject to pay damages of up to $1,000 for each spam email to each recipient. The plaintiff alleged he received 19 spam emails relating to the Company. The plaintiff was also seeking preliminary injunction against the defendants.

On September 24, 2012, the Company filed its answer denying the allegations and asserted affirmative defenses and the Company’s officers and directors named in the Complaint filed a separate motion to quash service on September 24, 2012. On October 9, 2012, the plaintiff filed a demurrer to the answer. Decisions on the plaintiff’s demurrer and the officers’ and directors’ motion to quash are pending. On March 4, 2014, we and plaintiff entered into a settlement agreement resolving this matter.

(iii) On or about January 20, 2014, IDO Ltd. received a letter from a law firm purporting to represent certain terminated employees of IDO Ltd. threatening legal action if payment of salaries, social benefits, severance pay and associated penalties in an unspecified amount is not made by February 12, 2014. As of the date of the filing of this report on Form 10-K, neither we nor IDO Ltd. was served with such lawsuit. As of the date of the filing of this report on Form 10-K, we cannot estimate the amount of any loss that may result.

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

	LOW	HIGH
Year Ended December 31, 2013
First Quarter	$0.06	$0.16
Second Quarter	$0.07	$0.09
Third Quarter	$0.01	$0.08
Fourth Quarter	$0.01	$0.02

Year Ended December 31, 2012
First Quarter	$0.23	$0.56
Second Quarter	$0.22	$0.52
Third Quarter	$0.15	$0.74
Fourth Quarter	$0.10	$0.36

As of April 8, 2014, there were 33  holders of record of our Common Stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

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

We have designed and developed a security screening device containing proprietary and patented technology known as the MagShoe™. The MagShoe™ creates specific electro-magnetic fields that can intelligently detect the presence of metallic objects inside a person’s footwear as well as next to or above the ankles. The proprietary software included in the MagShoe™ provides for the collation and delivery of the screening data to the operator for immediate analysis. The MagShoe™ obviates the need to remove the footwear being inspected. Our technology is designed to distinguish between a person’s left and right shoe, analyzing anomalies for each foot but also for both together, and provides comparative screening results. The technology allows for both the detection and assessment of possible threats from the shoe and ankle area posed by foreign metal objects based upon the analysis of the detected metal material(s) and their location in shoes. The MagShoe™ device has been designed to integrate into and complement current security screening arrays and systems. The current generation MagShoe™ is portable and, depending on the model, weighs 48 kilograms (and can scan up to 18 inches from the base of the passenger’s footwear) and 33 kilograms (and scans up to 8 inches from the base of the passenger’s footwear) and can be deployed quickly by existing security personnel, who can integrate the MagShoe™ into their current security routine. The subject being screened places his feet on the device in the designated areas for each foot and in three to six  seconds, depending on the model, the scan is completed.  An audio-visual signal alerts the operator of the results of the check and provides a read-out on the control panel in an easily readable format.

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

Current Operational Highlights

Effective April 2013, IDO, Ltd. has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. The cessation of activities by IDO Ltd. is a result of the litigation outcome discussed in Item 1 of Part II in this Quarterly Report on Form 10-Q.

In order to maintain orderly operations, we and a third party who is engaged in the distribution, operation and maintenance of medical devices, have entered, as of April 15, 2013, into a representation and manufacturing agreement pursuant to which the third party has been granted non-exclusive manufacturing rights of our products as well as the right to assist us in the management of sales, marketing and distribution of our products. While no assurance can be provided, subject to raising working capital, we believe that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party. Under the agreement with such third party, we undertook to remit to it $40,000 on a monthly basis in respect of the costs of manufacturing and marketing. While we have remitted the required amounts in respect of the period from January through March 2013, our inability to raise working capital needed has prevented us from making timely payments subsequently. Accordingly, only limited support and service to existing devices is currently being accorded to customers, including the sale of spare parts. Until we raise significant working capital, we will not be able to resume production and fulfillment of orders and solicitations from third parties.

No assurance can be provided that the proposed restructure of our activities whereby we are utilizing the third party to manufacture and service our devices will not be legally challenged by the plaintiffs and, if so challenged, no assurance can be provided that such challenge will not succeed.

As part of our evolving strategy, management has also been exploring options of integrating our SSD proprietary technology with other non-metallic based detection systems or  incorporating it as a complementary technology to the existing walk through metal detectors (WTMD), thereby augmenting the security equipment and procedures currently used throughout the world. We believe that this is a promising option going forward for realizing shareholder value.

Toward that end, in June 2013 we entered into a letter of intent with Duos, a Florida-based company providing intelligent video surveillance systems as well as physical security information management solutions, respecting a share exchange transaction. While we have been in discussions intermittently with Duos since June 2013, in the past few weeks, with the assistance of the below referenced newly retained consultant, we have resumed discussions with Duos toward consummating a transaction. However, the letter of intent is subject to various contingencies, including the finalization and entering into of a set of definitive legal agreements relating to the contemplated share exchange as well as satisfaction following due diligence investigations of each of ourselves and Duos. While we believe that we are in a position to leverage our experience and expertise to enhance stockholder value in a transaction with Duos, no assurance can be provided that our efforts will successfully result in any transaction.

In March 2013, we entered into a consulting agreement with a financial consultant to assist us in strategizing our capital raising efforts as well as exploring strategic alternatives, including with Duos. We have also entered into a non-binding term sheet with entities affiliated with the financial consultant pursuant to which these entities are to assist us  in availing ourselves of a provision in the federal securities laws that allows for the exchange of claims, securities or property for stock when the arrangement is approved for fairness by a court proceeding. The process, if approved by a court, has the potential to eliminate a significant portion of our debt obligations to existing creditors and lenders. The transactions contemplated by the term sheet are subject to the execution and delivery of legally binding agreements between us and these entities. No assurance can be provided that we will be successful in completing this process. Management believes that the significant reduction of existing debt will be a necessary component of a transaction with Duos or any other strategic type transaction.

We need to raise additional funds on an immediate basis in order to further explore these options as well as to meet our on-going operating requirements and to realize our business plan. If we are unable to raise capital on an immediate basis, we will most likely need to terminate all operations. Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2013 (the “2013 Period”) TO THE YEAR ENDED DECEMBER 31, 2012 (the “2012 Period”)

Revenues and cost of goods sold – Revenues for the 2013 Period were $15,043 compared to $318,643 for the 2012 Period.  The revenues in the 2012 Period were derived from sales of the MagShoe units while the revenues in the 2013 Period were derived from the sale of parts.

Costs of goods sold for the 2013 Period were $659,216 compared to $251,717 in the 2012 Period.

The decrease in revenues is primarily attributable to the substantial decrease in the number of MagShoe™ devices delivered to customers worldwide  as well as the shutdown of operations at IDO Ltd. commencing as of March 2013.  The Company had a gross loss in 2013 due to fixed manufacturing overhead.

Research and Development - Research and development expense consist primarily of expenses incurred in designing, developing and field testing our products. These expenses consist primarily of salaries/fees and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. We incurred research and development expenses in the amount of $53,202 in the 2013 Period compared to $216,732 in the 2012 Period. The decrease in research and development expenses in the 2013 Period as compared to the 2012 Period is principally attributable to completion of the new product design and modifications and the termination of operations at IDO Ltd. commencing as of March 2013.

Selling, general and administrative expenses - We incurred selling and general and administrative expenses of $829,895 in the 2013 Period compared to $2,203,088 in the 2012 Period These expenses primarily consist of salaries/fees and other related costs for personnel in executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. The decrease in selling and general and administrative expenses during the 2013  Period as compared to the 2012 Period is principally attributable to is principally attributable to decreased sales, marketing and management operations resulting, in part, from the termination of the operations of IDO Ltd.

 Impairment of Goodwill - Goodwill consisted of the excess of cost over net assets acquired of IDO Ltd. on March 8, 2007. In April 2013, IDO Ltd. has terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. There is no substantial activity currently being undertaken by IDO Ltd.  As a result, we recorded an impairment to goodwill equal to 100% of the remaining balance of $1,215,002.

Interest expense - Interest expense for the 2013 period was $384,957 and $377,145 for the 2012 Period. Interest expense related primarily to the placement of our convertible promissory notes. Interest expense increased slightly in 2013 as there was more debt outstanding in 2013 than in 2012.

Amortizations – The amortizations are included in interest expense in the statement of operations.  Amortization for the 2013 Period was $1,019,771 and $690,670 for the 2012 Period. . Amortization represents the accretion of interest relating to the write-down to fair value of extinguished debt as well as amortization related to the debt discount incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

Warrant liability – On November 8, 2012, we issued a warrant to purchase 4 million shares of Common Stock, exercisable through November 21, 2018, that contained a put option.  Under the put option, the warrant holder is entitled to receive the greater of (i) the difference between the exercise price of the warrants of $0.30 and the 20-day average price of the Company’s Common Stock for the period preceding May 6, 2013 and (ii) $0.10 per share.  The put option created a derivative liability which the Company valued at $0.10 per share as the Company’s stock price was below the strike price and has declined further since issuance.  The Company recorded a warrant liability of $400,000 and charged interest expense.

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

Preferred Stock Dividends – In connection with our financing arrangements we have issued Series A Preferred. The shares accrue a dividend of 10% per annum. Effective January 1, 2012, a majority of the Series A Preferred stockholders eliminated their dividends.  The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the year ended December 31, 2013, dividends and deemed dividends totaled $1,980,138. For the year ended December 31, 2012, dividends and deemed dividends totaled $3,095,121.

Net loss attributable to common stockholders – For the 2013 Period, we had a net loss of $5,659,549 as compared to a net loss of $5,207,996 for the 2012 Period.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely.

As of December 31, 2013, we had a cash balance of $1,989 compared to $125,982 at December 31, 2012.

Cash used in operating activities was $454,619 for the year ended December 31, 2013. The decrease in cash was primarily attributable to funding the loss for the period.

Cash provided by investing activities was $7,359 for the year ended December 31, 2013 and represented the proceeds from the sale of  property and equipment resulting from the termination of operations of our facility in Israel.

Cash provided by financing activities was $329,726 for the year ended December 31, 2013. We received proceeds of $317,700 from the issuance of notes and $12,026 was drawn by IDO Ltd. on its line of credit.

To date, we have financed our operations primarily from the sale of our securities (secured convertible notes, Series A Preferred and warrants). See Notes 7 & 8 in our Consolidated Financial Statements.

For the year ended December 31, 2013, we raised $317,700 from the private placement to certain holders of our secured promissory notes.  From January 1, 2014 through April 11, 2014, we raised an additional $50,000 from one holder of these notes.

For the year ended December 31, 2013, principal of 2012 Notes totaling $15,920 was repaid in the form of 2.2 million post-split shares of the Company’s common stock.

For the year ended December 31, 2013, no common shares were issued to pay Series A Preferred.

For the period January 1, 2014 through April 11, 2014, approximately 27.7 million common shares were issued for repayment of $77,401 in principal of the 2012 Notes. No common shares were issued to pay Series A Preferred.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of its pending adoption of ASU 2013-11 on its consolidated financial statements.

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

 MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We carried out an evaluation, under the supervision and with participation of management, including our President and Acting Chief Executive Officer (who also serves as our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors, executive officers and key employees are as follows:

Name	Age	Position
Magdiel Rodriguez	42	President, Chief Executive Officer and Director

John Mitola	45	Director

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Magdiel Rodriguez   has served as a director, President and Chief Executive Officer since June 5, 2013. Mr. Rodriguez, has over 22 years’ experience in the field of Enterprise Risk Management and Compliance, Information Technology and Operations, including 21 years’ experience with Visa Inc. Since November 2012, Mr. Rodriguez has been a principal and partner of Martinez Ayme Securities, a Miami based brokerage firm. Between January 2007 through October 2012, Mr. Rodriguez was a Senior Business Leader at Visa Inc. where he oversaw the creation and implementation of  an information security division for Visa International, established an overall business plan with three year objectives and multi-million dollar budget, successfully organized a new global security team and successfully deployed security programs across five international divisions. Between February 1998 and December 31, 2006, he served as Assistant Vice President at Visa International, where he participated in the creation and integration of Multinational joint ventures and was involved in the acquisition of joint ventures in Latin America.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2011, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements for the fiscal year ended December 31, 2013.

The Board

All proceedings of the board of directors for the fiscal year ended December 31, 2013 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Magdiel Rodriguez, at the address appearing on the first page of this report.

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

Audit Committee and Audit Committee Financial Expert

          At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our board of directors believes that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our company. As we generate significant revenue in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth all compensation for each of the last two fiscal years awarded to, or earned by, our Chief Executive Officer, our sole executive officer for the years ended December 31, 2013 and 2012.

Magdiel Rodriguez, President, Chief Executive Officer, Principal Financial and Accounting Officer and Director (1)	Year	Salary ($)		Stock Awards ($)	All Other Compensation ($)	Total ($)
	2013	29,167	(2)	---	--	29,167
Michael Goldberg, Former President, Acting Chief Executive Officer, Principal Financial and Accounting Officer and Director (3)	2013 2012	82,500 198,000	(4) (5)	--- --	--- --	82,500 198,000

1.	Mr. Roriguez was appointed on June 5, 2013.
2.	None of the amount earned was paid in 2013 and this amount in its entirety was deferred as of December 31, 2013. See “Magdiel Rodriguez” below.
3.	Mr. Goldberg resigned effective June 5, 2013.
4.	None of the amount earned was paid in 2013 and this amount in its entirety was deferred as of December 31, 2013. See “Michael Goldberg” below.
5.	Of the amount earned, approximately $78,000 was paid and $120,000 was deferred as of December 31, 2012. See “Michael Goldberg” below.

Employment Agreements

Magdiel Rodriguez. On June 5, 2013, we appointed Magdiel Rodriguez as our Chief Executive Officer. Effective September 16, 2013, we and Mr. Rodriguez entered into an employment agreement relating to Mr. Rodriguez’s remuneration. Pursuant to the Employment Agreement, Mr. Rodriguez is entitled to an annual base salary of $100,000, the payment of which is being deferred until such time as our financial condition permits us to make payments thereon. In addition, subject to his continued employment and subject further to the increase in the number of our authorized and unissued shares of Common Stock, in the event of Change in Control (as defined in the Employment Agreement) Mr. Rodriguez will be entitled to 3.5 million shares of our common stock (the “Shares”). In the event the employment of Mr. Rodriguez is terminated for any reason other than cause, then he is entitled to receive the Shares.

Michael Goldberg. On June 20, 2007, we entered into an employment agreement with Mr. Goldberg, which became effective as of July 2, 2007, pursuant to which Mr. Goldberg was retained as our President. The employment agreement had an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial (or a renewal term) of its intention to not renew the agreement beyond its then scheduled expiration date.  On June 5, 2013, Mr. Goldberg resigned from all positions with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2013

The following table sets forth information as of December 31, 2013, concerning unexercised options for the purchase of common stock held by the named executive officers.   The table reflects post-split shares and share prices.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael Goldberg	175	—	$510	6/20/14
	28	—	750	6/20/14
	28	—	1,260	6/20/14
	28	—	1,740	6/20/14
	28	—	2,160	6/20/14
	28	—	2,850	6/20/14
	28	—	3,240	6/20/14
	28	—	3,510	6/20/14
	28	—	3,750	6/20/14

  Compensation of Directors

           It is our policy to reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings.

   The following table sets forth all compensation for the last fiscal year awarded to or earned by our Directors during 2013.

Name	Fees Earned	Option Awards	Total
John Mitola	$3,000	$—	$3,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Shareholders, Directors and Executive Officers

           The following table sets forth information as of the close of business on April 11, 2014, concerning shares of our common stock beneficially owned by: (i) each director; (ii) each named executive officer; ( iii) all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

           In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 11, 2014. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 52,547,324  shares of common stock outstanding at April 11, 2014.  The column entitled “Percentage of Outstanding Common Stock” shows the percentage of voting common stock beneficially owned by each listed party.  The column entitled “Percentage of Outstanding Series B Preferred Stock” shows the percentage of total Series B Preferred beneficially owned by each listed party.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned Beneficially		% of Outstanding Shares of Common Stock	Number of Shares of Series B Owned	% of Outstanding Series B Preferred Stock

Magdiel Rodriguez	0	(2)	*	100	100%

John Mitola	33	(3)	*	0	*

All officers and directors as a group (2 persons)	33		*	100	100%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o IDO Security Inc., 7875 SW 40th Street, Suite 224, Miami, Florida 33155-3510.
(2)
Does not include 3.5 million shares of Common Stock to which Mr. Rodriguez may be entitled to in the event of a change in control (as defined in the employment agreement with him)or if his employment is terminated for any reason other than cause.

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

          The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2013. The table reflects post-split shares and share prices.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	600	$1,555	49,400

Equity compensation plans not approved by security holders:	—	—	—
TOTAL	600	$1,555	49,400

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

          Aggregate fees for professional services rendered for the Company by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for the fiscal years ended December 31, 2013 and 2012 are set forth below.

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012

Audit Fees	$82,500	$82,500

Audit Related Fees	—	—

Tax Fees	—	—

All Other Fees	—	—

Total	$82,500	$82,500

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

10.5		Employment Agreement dated as of June 1, 2007 between IDO Security Inc. and Michael Goldberg, filed as an exhibit to the Quarterly Report on Form 10-QSB for the three months ended June 30, 2007. +

10.6		Management Agreement dated as of July 1, 2007 between IDO Security Ltd. and Henry Shabat Ltd., filed as an exhibit to the Quarterly Report on Form 10-QSB for the three months ended June 30, 2007. +

10.7		Company’s 2007 Equity Incentive plan, filed as an exhibit to the Company’s information statement filed on February 26, 2008.

10.8		Company’s 2007 Non-Employee Directors Stock option Plan, filed as an exhibit to the Company’s information statement filed on February 26, 2008.
10.9	**	Representation and Manufacturing Agreement dated as of March 11, 2013 between IDO Security Inc. and Circum-CM Ltd.
10.10	**	Employment Agreement dated as of September 16, 2013 between IDO Security Inc. and Magdiel Rodriguez +

31	**	Certification of the Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	**	Certification of the Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

**	Attached hereto
+	Management agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 14, 2014
IDO SECURITY INC.

/s/ MAGDIEL RODRIGUEZ
MAGDIEL RODRIGUEZ
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Magdiel Rodriguez	President, Chief Executive Officer and Director	April 14, 2014
Magdiel Rodriguez

/s/ John Mitola	Director	April 14, 2014
John Mitola

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IDO Security, Inc.

We have audited the accompanying consolidated balance sheets of IDO Security, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not achieved profitable operations, has incurred recurring losses, has a working capital deficiency and expects to incur further losses in the development of the business, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

April 14, 2014

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$1,989	$125,982
Accounts receivable	-	-
Inventories	16,024	183,721
Prepaid expenses and other current assets	-	33,830

Total current assets	18,013	343,533

Property and equipment, net	-	46,303

Total assets	$18,013	$389,836

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,716,062	$6,081,105
Bank line of credit	12,026	-
Convertible promissory notes (net of discount of $-0- and $49,141)	2,125,237	2,112,601
Redeemable Series A Cumulative Convertible Preferred Stock (net of discount of $138,832 and $1,556,297)	13,807,905	12,390,440
Loans payable	167,206	159,480
Warrant liability	400,000	400,000

Total current liabilities	24,228,436	21,143,626

NON-CURRENT LIABILITIES
Convertible promissory notes (net of discount of $3,036,146 and $4,006,776)	2,943,006	1,951,791
Notes payable	387,200	69,500
Redeemable Series A Cumulative Convertible Preferred Stock (net of discount of $37,708 and $226,506)	336,004	147,206
Preferred Stock - Series B	1	-
Accrued severance pay	-	26,250

Total liabilities	27,894,647	23,338,373

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock 6,500 shares authorized; none outstanding	-	-
Common stock, $.001 par value; 400,000,000 and 20,000,000 shares authorized, 24,844,611 and 19,986,471 shares issued and outstanding	24,844	19,986
Additional paid-in capital	27,654,134	27,624,231
Deferred compensation expense	-	(696,691)
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(55,555,281)	(49,895,732)

Total stockholders’ deficiency	(27,876,634)	(22,948,537)

Total liabilities and stockholders’ deficiency	$18,013	$389,836

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2013	2012

Revenues	$15,043	$318,643

Cost of sales	659,216	251,717

Gross (loss) profit	(644,173)	66,926

Operating expenses
Research and development expenses	53,202	216,732
Selling and general and administrative expenses	829,895	2,203,088
Stock based compensation - selling and general and administrative	696,691	-
Impairment of goodwill	-	1,215,002

Total operating expenses	1,579,788	3,634,822

Loss from operations	(2,223,961)	(3,567,896)

Interest expense (including amortization of debt and preferred stock discounts,
accretion of convertible promissory notes and dividends)	(3,354,866)	(4,562,936)
Gain on extinguishment of debt	-	2,926,717
Foreign currency translation	(80,722)	(3,881)

Net loss	$(5,659,549)	$(5,207,996)

Basic and diluted loss per share	$(0.28)	$(0.29)

Weighted average number of shares outstanding
Basic and diluted	20,354,388	18,012,901

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

							Accumulated
					Additional		Other	Deferred
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stock Based
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Compensation	Total

Balances at January 1, 2012	-	$-	17,548,138	$17,548	$25,999,397	$(44,687,736)	$(331)	$-	$(18,671,122)

Conversion of convertible promissory notes and accrued interest and fees	-	-	1,871,667	1,872	559,628	-	-	-	561,500
Conversion of convertible preferred stock and accrued dividends			566,666	566	169,434	-	-	-	170,000
Warrants issued in connection with debt placement	-	-	-	-	27	-	-	-	27
Warrant issued for services	-	-	-	-	895,745	-	-	(696,691)	199,054
Net loss	-	-		-	-	(5,207,996)	-	-	(5,207,996)

Balances at December 31, 2012	-	-	19,986,471	19,986	27,624,231	(49,895,732)	(331)	(696,691)	(22,948,537)

Conversion of convertible promissory notes and accrued interest and fees	-	-	4,858,140	4,858	29,903	-	-	-	34,761
Amortization of warrant issued for services	-	-	-	-	-	-	-	696,691	696,691
Net loss	-	-	-	-	-	(5,659,549)	-	-	(5,659,549)

Balances at December 31, 2013	-	$-	24,844,611	$24,844	27,654,134	(55,555,281)	$(331)	$-	$(27,876,634)

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,659,549)	$(5,207,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,798	12,453
Amortization of note discount	2,205,305	3,223,206
Accretion of note discount	764,603	562,585
Stock based compensation	696,691	199,054
Interest and exchange rate differences	7,726	1,145
Issuance of Preferred Stock - Series B	1	-
Financing costs related to warrant liability	-	400,000
Gain on extinguishment of debt	-	(2,926,717)
Loss on disposal and abandonment of property and equipment	42,604	-
Decrease in net liability for severance pay	(26,250)	(128,249)
Impairment of goodwill	-	1,215,002
Increase in cash attributable to changes in operating assets and liabilities
Inventory	167,697	129,132
Prepaid expenses and other current assets	33,830	42,598
Accounts payable and accrued liabilities	1,309,925	1,179,519

Net cash used in operating activities	(454,619)	(1,298,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	900	-
Purchases of property and equipment	-	(7,359)

Net cash provided by (used in) investing activities	900	(7,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and preferred stock	-	1,337,723
Proceeds from (repayment of) loan payable - bank	12,026	(97,016)
Repayment of loans payable	-	77,676
Proceeds from notes payable	317,700	69,500

Net cash provided by financing activities	329,726	1,387,883

(DECREASE) INCREASE IN CASH	(123,993)	82,256

CASH - BEGINNING OF YEAR	125,982	43,726

CASH - END OF YEAR	$1,989	$125,982

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities

Issuances of common stock for the conversion of promissory notes and accrued interest	$34,761	$561,500

Issuances of common stock for the conversion of convertible preferred stock and accrued dividends	$-	$170,000

See Notes to Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

IDO Security Inc. (hereinafter, “IDO” or the “Company”) was incorporated in the State of Nevada on January 23, 2004 and is engaged in the design, development and marketing of a footwear scanning device (“SSD”) for the homeland security and loss prevention markets that are intended for use in security screening procedures and are designed to detect concealed metallic objects on or in footwear, ankles and feet through the use of electro-magnetic fields. These devices were designed specifically for applications in the security screening and detection market to complement the current detection methods for detecting metallic items during security screenings at security checkpoints in venues such as airports, prisons, schools, stadiums and other public locations requiring individual security screening. The consolidated financial statements include the accounts of IDO and IDO Security Ltd. (“IDO Ltd.”), its wholly-owned subsidiary (collectively the “Company”).

IDO was incorporated under the name “The Medical Exchange, Inc.”  On July 25, 2006, IDO Ltd. and the holders of all of the issued and outstanding share capital of IDO Ltd. (collectively the “IDO Selling Shareholders”) entered into a Securities Purchase Agreement pursuant to which The Medical Exchange Inc. (“Med Ex”) agreed to purchase all of the issued and outstanding share capital of IDO Ltd. (the “Acquisition Transaction”). On March 8, 2007, the Acquisition Transaction was consummated. Following the consummation of the Acquisition Transaction, IDO Ltd. became a wholly-owned subsidiary of Med Ex and Med Ex adopted the business of IDO Ltd.  In June 2007, Med Ex changed its name to “IDO Security Inc.”

IDO conducted its principal design and production operations in Israel and revenues are derived principally from shipments to customers in the United States, Asia and Europe.

Effective April 2013, the Company’s subsidiary, IDO Security Ltd. (“IDO Ltd.”), terminated all commercial activities in Israel. All employees have been terminated and office premises have been closed. The cessation of activities by IDO Ltd. is a result of the litigation outcome discussed in Note 11. Product manufacturing and sales and marketing have been outsourced to a third party on a non-exclusive basis and, in accordance therewith, the Company undertook to remit to it $40,000 on a monthly basis in respect of the costs of manufacturing and marketing the Company’s products. The required payments have been remitted in respect of the period from January to March 2013. However, lack of sufficient capital has prevented the Company from making further required payments and such third party has been able to provide limited support and service to devices that have been previously sold. The Company will need to raise significant funds in order to manufacture additional devices, and fully respond to product solicitations and inquiries from interested third parties.

In April 2013, the Company entered into a consulting agreement with an affiliate of a minority stockholder to assist it in strategizing its capital raising efforts as well as exploring strategic alternatives. The Company also entered into a non -binding term sheet with entities affiliated with the financial institution pursuant to which these entities are to assist the Company in availing itself of a provision of the Securities Act of 1933 that allows for the exchange of claims, securities or property for stock when the arrangement is approved for fairness by a court proceeding. The process, if approved by a court, has the potential to eliminate certain of the Company’s debt obligations to existing creditors and lenders. The transactions contemplated by the term sheet are subject to the execution and delivery of legally binding agreements between the Company and these entities. No assurance can be provided that the Company will be successful in completing this process.

In June 2013, the Company entered into a letter of intent with a Florida-based company providing intelligent video surveillance systems as well as physical security information management solutions, respecting a share exchange transaction. In the past few weeks, with the assistance of the above referenced consultant, the Company has been resumed discussions with this company toward consummating a transaction. No assurance can be provided that these efforts will successfully result in any transaction.

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2013, the Company had not achieved profitable operations, had accumulated losses of $55 million (since inception), expects to incur further losses in the development of its business and is dependent upon debt and equity financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities and short-term debt. From December 2007 through December 2013, the Company received net proceeds of approximately $7.6 million from the proceeds of the private placement to certain accredited investors of its Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results.

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

Inventories at December 31, 2013 consisted of completed devices held in the United States totaling $16,024. Due to the termination of operations in Israel (see Note 11), the inventory held in Israel was written off. Inventories at December 31, 2012 consisted of components totaling $60,667 and partially completed and completed devices totaling $123,054

Accounts Receivable
Under the terms of sale, customers must pay for the merchandise before delivery.  As such, there were no accounts receivable at December 31, 2013 and 2012.

Property and Equipment
Property and equipment are stated at cost.  Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill
Goodwill consisted of the excess of cost over net assets acquired of IDO Ltd. on March 8, 2007. Goodwill was not amortized, but was tested at least annually for impairment, or if circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount.   The Company tested goodwill for impairment using a market based model.  The Company performed annual impairment testing on a recurring basis in the last quarter of each year. Impairments, if any, were expensed in the year incurred.

As discussed in more detail in Note 11, in April 2013, IDO Ltd. terminated all commercial activities in Israel. All employees were terminated and office premises closed. There is no substantial activity currently being undertaken by IDO Ltd.  As a result, the Company recorded an impairment to goodwill equal to 100% of the remaining balance of $1,215,002 in 2012

Research and Development
Costs incurred in connection with the research and development of the Company’s products is expensed as incurred.

Severance Pay
The Company’s subsidiary liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof (on a pro-rata basis). Such liability in Israel is fully provided by monthly deposits in accordance with insurance policies and by an accrual. The deposited funds include profits accumulated through December 31, 2013. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

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

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees” and FASB ASC 718, “Compensation – Stock Compensation.” Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company’s common stock price on the date of grate. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period.

Earnings (loss) per Share
Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential Common Stock outstanding during the period; only in periods in which such effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	December 31
	2013	2012
Warrants	4,012,107	4,015,073
Convertible notes	21,384	20,632
Stock options	667	667
Convertible preferred stock	37,810	37,046

Fair Value of Financial Instruments
Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts payable and accrued expenses, other current liabilities and convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Recently Issued Accounting Pronouncements
Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of its pending adoption of ASU 2013-11 on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2013 and 2012:

	2013	2012
Computer equipment	$-	$62,776
Other equipment	1,203	17,410
Lab equipment	-	10,766
Office furniture	-	19,899
Leasehold improvements	-	40,753
	1,203	151,604

Less: accumulated depreciation	1,203	105,301

	$-	$46,303

Depreciation amounted to $2,798 and $12,453 for the years ended December 31, 2013 and 2012, respectively.

As discussed in Note 11, IDO Ltd. terminated all commercial activities in Israel.  As a result, the remaining value of the property and equipment was written off.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2013 and 2012:

	2013	2012
Accounts payable	$850,262	$626,809
Accrued registration penalty (see Note 7)	516,137	516,137
Accrued interest	1,518,459	1,164,041
Accrued dividends	2,694,145	2,350,272
Accrued compensation costs	867,316	707,561
Provision for lawsuits (see Note 11)	586,203	470,000
Accrued professional and consulting fees	461,633	200,131
Customer deposits	-	10,053
Accrued other	221,907	36,101
	$7,716,062	$6,081,105

NOTE 5 – BANK LINE OF CREDIT

In 2013, one of the banks of IDO Ltd. in Israel honored credit card payment obligations to vendors. At December 31, 2013, the Company owed the bank $12,026.  The bank has filed a lien against the assets of  IDO Ltd. to secure the payment of the balance.

From December 2011 through September 2012, IDO Ltd. received four loans from its commercial bank.  The loans bore interest at rates of 1.5% - 3.0% per annum and had maturity dates of three months from issuance, unless extended.   The loans matured and were paid off in September 2012.

NOTE 6 – NOTES PAYABLE

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

In November 2013, the Company issued notes to a note to a 2008 Investors in the aggregate amount of $15,000. The notes bear interest at the rate of 2.5% and are due at the earlier of (i) one year from the issuance dates in November 2013 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

All of the notes are secured by substantially all of the assets of the Company.  At December 31, 2013 and 2012, notes payable amounted to $387,200 and $69,500, respectively.

For the period January 1, 2014 through April 11, 2014, the Company issued three notes to a 2008 Investor in the aggregate amount of $50,000. The notes bear interest at the rate of 2.5% and are due at the earlier of (i) one year from the issuance dates or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

NOTE 7 - PRIVATE PLACEMENT OF CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	December 31, 2013	December 31, 2012

2008 Notes - secured and convertible - see (i) below	$1,956,945	$1,956,945

December 2008 Notes - secured and convertible – see (ii) below	815,062	815,062

2009 - 2011 Notes - secured and convertible - see (iii) below	4,010,579	4,010,579

2012 Notes - secured and convertible - see (iv) below	1,321,803	1,337,723

Total	8,104,389	8,120,309

Less: Discount	(3,036,146)	(4,055,917)
	5,068,243	4,064,392
Less: Current Portion	(2,125,237)	(2,112,601)

Total	$2,943,006	$1,951,791

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

In connection with the issuance of the 2008 Notes, the Company issued to the 2008 Investors, warrants (the “2008 Investor Warrants”) to purchase up to 1,802 shares of the Company’s Common Stock at an adjusted per share price of $450.  The warrants include a ‘cashless exercise’ provision.

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

There were no payments of principal or interest in 2013. For the year ended December 31, 2012, principal in the amount of $561,500 was repaid in the form of 1.87 million shares of the Company’s Common Stock.

(ii)  Secured Convertible Promissory Note and Series A Convertible Preferred Stock (“Series A Preferred”)

Pursuant to an offering dated October 31, 2008 (the “December 2008 Private Placement”) to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, after the payment of offering related fees and expenses of $19,250, from a private placement of $1,066,540 in principal amount of 10% Secured Convertible Promissory Notes due April 20, 2010 (“collectively the “December 2008 Notes”) and 8.9 shares of Series A Preferred. In addition, the Company issued to the investors warrants (the “Warrants”; together with the December 2008 Notes and the Series A Preferred, the “Purchased Securities”) to purchase in the aggregate up to 2,370 shares of the Company’s Common Stock at a per share exercise price equal to $750 exercisable through October 31, 2013.  The warrants include a ‘cashless exercise’ provision.

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

●
In 2009, the Company raised net proceeds of $1,332,500 from the private placement to certain holders of the December 2008. The Company issued $1,432,500 in principal amount of 2009 Notes and 11.9 shares of Series A Preferred.  In connection with such investment, the Company issued to the holders of the 2009 Notes, five-year warrants to purchase in the aggregate up to 3,183 shares of the Company’s common stock at per share exercise price equal to $750.

●
In 2010, the Company raised net proceeds of $318,940 from the private placement to certain holders of the December 2008 Notes. The Company issued $318,940 in principal amount of 2010 Notes and 2.7 shares of Series A Preferred. In connection with such investment, the Company issued to the holders of the 2010 Notes, five- year warrants to purchase in the aggregate up to 709 shares of the Company’s common stock at per share exercise price equal to $750.

●
In 2011, the Company raised net proceeds of $2,359,134 which includes $1,456,880 of rolled over notes payable and accrued interest in addition to $902,254 of new invested capital, from four holders of the December 2008 Notes. The Company issued $2,359,134 in principal amount of 2011 Notes and 19.7 shares of Series A Preferred. In connection with such investments, the Company issued to the holders of the 2011 Notes, five year warrants to purchase in the aggregate up to 5,242 shares of the Company’s Common Stock at per share exercise price equal to $750.

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

(iv) 2012 Notes and Series A Preferred

For the year ended December 31, 2012, the Company raised net proceeds $1,337,723 from holders of the December 2008 Notes and two new investors.   The Company issued $1,337,723 in principal amount of 10% secured convertible promissory notes (“2012 Notes”) and 11.14 shares of Series A Preferred. In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 2,972 shares of the Company’s Common Stock at per share exercise price equal to $750. The warrants include a ‘cashless exercise’ provision.

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

For the year ended December 31, 2013, principal of $15,920 and interest in the amount of $18,841 was repaid in the form of 4.858 million shares of the Company’s Common Stock.  From January 1, 2014 through April 7, 2014, principal of $77,401 was repaid in the form of 27.7 million shares of the Company’s Common Stock.

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

●
The determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.30, subject to further adjustment as provided in the Notes with respect to certain corporate events.

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

(vii) Maturities of Convertible Promissory Notes

The maturities on the Notes are $2,116,909 payable through 2013, $8,333 in 2014 and $5,979,147 payable in 2015.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Authorized Shares

Effective November 21, 2013, the Company increased the number of authorized shares of Common Stock to 400,000,000.

Stock Issuances

Common Stock

In 2012, principal of Notes totaling $561,500 was repaid in the form of 1.87 million shares of the Company’s Common Stock.  See Note 7(i).

In 2012 the Company issued 566,666 shares of Common Stock upon conversion of 0.567 of Series A Preferred.

In 2013, principal and interest in the amount of $34,761 was repaid in the form of 4.58 million shares of the Company’s Common Stock.

From January 1, 2014 through April 7, 2014, principal of $77,401 was repaid in the form of 22.7 million shares of the Company’s Common Stock.

Convertible Preferred Stock

The Series A Preferred Stock was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred filed with the Nevada Secretary of State.  In December 2011, in connection with a reverse stock split described above, the Company’s Certificate of Incorporation was amended to decrease the number of shares of preferred stock designated as Series A Preferred to 66.6667 shares.  At both December 31, 2013 and 2012, 47.9 shares of Series A Preferred were issued and outstanding.

For the year ended December 31, 2012, the Company issued 11.14 shares of Series A Preferred in connection with the issuances of notes payable. See Note 7(iv).

For the year ended December 31, 2012, 0.567 shares of Series A Preferred totaling $170,000 were converted into 566,666 shares of the Company’s Common Stock.

Shares of Preferred Stock have not been registered and are restricted under the securities laws and pay a dividend of 10% per annum on the stated value. So long as the Series A Preferred is outstanding, unless waived by the holders of 66 2/3% of the Series A Preferred then outstanding, the dividend rate shall increase to 15%. In addition, shares of the Series A Preferred do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and have a liquidation preference equal to the stated value of the shares. Each share of Preferred Stock has a stated value of $300,000 and is convertible into shares of the Company’s common stock at $450 per share.

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

The dividends are cumulative commencing on the issue date whether or not declared. For the year ended December 31, 2013 and 2012, the Company declared dividends totaling $343,873 and $325,775, respectively. At December 31, 2013 and 2012, dividends payable total $2,694,145 and $2,350,272, respectively, and are included in accounts payable and accrued liabilities. For the years ended December 31, 2013 and 2012, dividends and deemed dividends totaled $1,950,137 and $3,095,121, respectively. Such amounts have been included in interest expense.

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

F-14

●
They further agreed that the determination of the number of shares of Common Stock for purposes of the payment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.30, subject to further adjustment as provided in the Notes with respect to certain corporate events.

The maturities on the Series A Preferred are $13,946,737 payable through 2013 and $373,712 payable in 2014.

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

As discussed below, on November 8, 2012, the Company issued a warrant to purchase 4 million shares of the Company’s Common Stock that contained a put option.  As defined in the warrant, the warrant holder has the right to put the warrant back to the Company on or before May 6, 2013 if the Company does not file a proxy statement (as defined). The warrant holder is entitled to receive the greater of (i) the difference between the exercise price of the warrants of $0.30 and the 20-day average price of the Company’s Common Stock for the period preceding May 6, 2013 and (ii) $0.10 per share.  The put option created a derivative liability which the Company valued at $0.10 per share as the Company’s stock price was below the strike price and has declined further since issuance.  At both December 31, 2013 and 2012, the value of the warrant liability was $400,000.  For the years ended December 31, 2013 and 2012, the Company recognized interest expense of $0 and $400,000, respectively.

Stock Option Plans

On November 15, 2007, the Company adopted the Equity Incentive Plan (“EIP”) for employees and consultants initially reserving for issuance 1,000 shares of common stock and the 2007 Non-Employee Directors Stock Option Plan (“SOP”) for non-employee initially reserving for issuance 333 shares of common stock. On December 24, 2009, Company’s Board of Directors and the majority of Company’s stockholders amended the EIP to increase the number of shares of common stock issuable from 1,000 to 33,333 and to amend the SOP to increase the number of shares of common stock issuable from 333 to 16,667.

Stock Option Activity

Option activity for 2013 and 2012 is summarized as follows:

	Options	Weighted Average Exercise Price

Options outstanding, January 1, 2012	1,130.00	$5,246

Granted	-	-
Expired	(463.33)	(3,000)

Options outstanding, December 31, 2012	666.67	1,555
Granted	-	-
Expired	(66.67)	(3,000)

Options outstanding, December 31, 2013	600.00	$1,394

Aggregate intrinsic value	$-	-

The aggregate intrinsic value was calculated based on the positive difference between the closing market price of the Company’s Common Stock and the exercise price of the underlying options.

The following table summarizes information regarding stock options outstanding at December 31, 2013:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$500 - $750	303.13	0.43	$570.21	303.13	$570.21

$1,250,- $1,750	156.25	0.47	1,500.00	156.25	1,500.00

$2,160 – 3,240	84.38	0.46	2,670.00	84.38	2,670.00

$3,510 - $3,750	56.24	0.46	3,630.00	56.24	3,630.00

$500-$3,750	600.00	0.43	$1,394.48	600.00	$1,394.48

There were no option grants in 2013 or 2012.

As of December 31, 2013, there was no unrecognized compensation cost related to non-vested options granted.

Warrants

On November 8, 2012, the Company entered into a nine-month advisory agreement with a strategic advisory practice in the homeland security field.  In connection with the agreement, the Company issued a warrant to purchase up to 4 million shares of the Company’s Common Stock at a per share exercise price of $0.30.  The warrant became first exercisable on the first business day following the increase in the number of authorized shares of the Company.  The warrant is exercisable for five years from the effective date of the increase and contains a put provision (which is exercisable under certain specified conditions).

The Company estimated the fair value of the warrant granted using the Black-Scholes-Merton option pricing model using the following assumptions;  risk-free rate- 0.65%, expected life – 5 years, expected volatility – 134.97% and no dividend yield.  The value of the warrant was calculated to be $895,745.

A summary of the warrants outstanding at December 31, 2013 is as follows:

Warrants	Exercise Price	Expiration Date
12,107	$750.00	2014-2017
4,000,000	0.30	2018

4,012,107

Deferred Compensation and Stock Based Compensation

As discussed above, a warrant to purchase 4 million shares of Common Stock, valued at $895,745, was issued as partial consideration for a nine-month advisory agreement.  The value of the warrant was recognized as deferred compensation and is being amortized over the term of the agreement.  At December 31, 2013 and 2012, the unamortized balance of deferred compensation was $-0- and $696,691, respectively.  For the year ended December 31, 2013 and 2012, the Company recognized stock compensation expense of $696,691 and $199,054, respectively, and such expense is included in selling and general and administrative expenses.

NOTE 9 - INCOME TAXES
Components of loss before income taxes for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
United States	$(4,211,042)	$(3,084,048)
Israel	(1,448,507)	(2,123,948)

Total	$(5,659,549)	$(5,207,996)

At December 31, 2013, the Company had available approximately $6.3 million of net operating loss carry forwards, for U.S. income tax purposes which expire in the years 2024 through 2033.  The Company has foreign net operating loss carryforwards of $7.5 million with no expiration date.

 Significant components of the Company’s deferred tax assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carryforwards	$4,028,000	$3,889,000
Stock based compensation	1,682,000	1,445,000
Accrued expenses and other items	2,102,000	1,298,000

Total deferred tax assets	7,812,000	6,632,000
Valuation allowance	(7,812,000)	(6,632,000)

Net deferred tax assets	$—	$—

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits. The increase in the valuation allowance was the result of increases in the above stated items.

At December 31, 2013 and 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2013 and 2012, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

IDO has not filed its U.S. federal returns since its inception.  Due to recurring losses, management believes that once such returns are filed, the Company would not incur an income tax liability. By statute, as IDO has not filed its federal returns, all such years remain open to examination by the major taxing jurisdictions to which it is subject.

IDO Ltd. has filed its Israeli income tax returns through 2010.  By statute, the Israeli income tax returns of IDO Ltd. for the years 2008 through 2013 remain open to examination.

NOTE 10 - LOANS PAYABLE

At December 31, 2013 and 2012, loans payable amounted to $167,206 and $159,480, respectively. Transactions were as follows:

IDO Ltd. received non-interest bearing advances from a 2008 Investor (as defined in Note 7(i)). The advances are due on demand. At both December 31, 2013 and 2012, the Company owed $38,821.

In November 2012, IDO Ltd. borrowed $75,000 under a loan agreement with the same 2008 Investor. The loan bears interest at the rate of 10% per annum and is secured by the inventory held by IDO Ltd. The principal and accrued interest is due on demand. At both December 31, 2013 and 2012, the Company owed principal of $75,000.  Accrued interest owed at December 31, 2013 and 2012 was $8,559 and $833, respectively.

The Company received working capital loans from certain former non-management affiliated stockholders of IDO Ltd. Amounts owed on the loans aggregated to $44,826 at both December 30, 2013 and 2012.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company signed various operating lease agreements.

The Company leased office space for its corporate headquarters in New York, New York on a month-to-month basis through May 2013.  Rent amounted to $16,667 and $40,000 for the years ended December 31, 2013 and 2012, respectively.

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

IDO Ltd. leased vehicles on a month-to- month basis.   Lease costs per month on vehicles effective February 1, 2012 were approximately $4,900. As discussed below, in April 2013, IDO Ltd. terminated all commercial activities in Israel. All employees were terminated and the leases cancelled. There is no substantial activity currently being undertaken by IDO Ltd.

Aggregate rent expenses for the Israeli facility and autos amounted to approximately $138,000 for the year ended December 31, 2012.

Lawsuits

(i) As the Company previously disclosed, in November 2012, the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of 1,475,000 in New Israeli Shekels (“ILS”), which is equivalent to approximately $425,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013 the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,000,000, which is equivalent to approximately $576,000 at both December 31, 2013 and at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached. A reserve for lawsuit in the amount of $576,000 and $470,000 has been accrued at December 31, 2013 and 2012, respectively. Stiss has filed a lien against the assets of IDO Ltd. to secure the payment of the judgment.

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

In light of the foregoing, in April 2013, IDO Ltd. terminated all commercial activities in Israel. All employees were terminated and office premises closed. IDO Ltd. disposed of or abandoned most of its property and equipment.  For the year ended December 31, 2013, the Company recognized a loss of $42,604, which is included in selling and general and administrative expenses.

The Company and a third party engaged in the distribution, operation and maintenance of medical devices entered into a representation and manufacturing agreement pursuant to which the third party has been granted non-exclusive manufacturing rights of Company products and will also be granted the right to assist the Company in the management of sales, marketing and distribution of our products. While no assurance can be provided, the Company believes that the manufacturing activities formerly conducted by IDO Ltd. can be satisfactorily performed by such third party. Under the agreement with such third party, the Company undertook to remit to it $40,000 on a monthly basis in respect of the costs of manufacturing and marketing. While the company has remitted the required amounts in respect of the period from January through March 2013, its inability to raise working capital needed has prevented it from making timely payments subsequently. Accordingly, only limited service to existing devices is currently being accorded to customers, including the sale and servicing of spare parts. Until the Company raises significant working capital, it will not be able to resume production and fulfillment of orders and solicitations from third parties.

(ii) On July 23, 2012, a complaint was filed in the San Diego Superior Court against the Company, certain officers and directors, and other unrelated companies, alleging violations of California restrictions on unsolicited commercial e-mails. Under the relevant California statute, violators are subject to pay damages of up to $1,000 for each spam email to each recipient. The plaintiff alleged he received 19 spam emails relating to the Company. The plaintiff dismissed his second cause of action for violations of the Consumer Legal Remedies Act and was no longer seeking a preliminary injunction.

On March 4, 2014, the Company and plaintiff entered into a settlement agreement resolving this matter.

(iii) On or about January 20, 2014, IDO Ltd. received a letter from a law firm purporting to represent certain terminated employees of IDO Ltd. threatening legal action if payment of salaries, social benefits, severance pay and associated penalties in an unspecified amount is not made by February 12, 2014. As of the date of filing of this report, neither IDO nor IDO Ltd. was served with such lawsuit and the Company cannot estimate the amount of any loss that may result.

Representation and Manufacturing Agreement

As discussed above, the Company signed a representation and management agreement.  In consideration for all services rendered, the Company agreed to pay a monthly fee of $40,000 commencing January 1, 2013. The required payments have been remitted in respect of the period from January to March 2013. However, lack of sufficient capital has prevented the Company from making further required payments and such third party has been able to provide limited support to devices that have been previously sold.  The Company will need to raise significant funds in order to manufacture additional devices, fully respond to product solicitations and inquiries from interested third parties.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.

In March 2014, the Company entered into a consulting agreement with an affiliate of a minority stockholder of the Company for certain business, financial consulting and advisory services. The monthly fee is $30,000 in the form of a convertible promissory note payable monthly on the first day of each calendar month, in advance. The convertible promissory notes will not have registration rights, will bear interest at the rate of 10% per annum and are convertible into shares of the Company’s Common Stock at 50% of the low closing bid price for the 30 days prior to conversion.

