Form 10-Q
period 2014-03-31
IDO Security Inc.
filed 2014-05-20
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2014; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 20, 2014, there were 95,942,102 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets March 31, 2014 (Unaudited) and December 31, 2013 (Audited)	2

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4	Controls and Procedures	20

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,912	$1,989
Inventories	16,024	16,024

Total current assets	17,936	18,013

Total assets	$17,936	$18,013

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,090,969	$7,716,062
Bank line of credit	12,026	12,026
Convertible promissory notes
(net of discount of $13,696 and $-0-)	2,126,541	2,125,237
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $26,786 and $138,832)	14,293,663	13,807,905
Loans payable	167,206	167,206
Derivative liability	15,000	-
Warrant liability	400,000	400,000

Total current liabilities	25,105,405	24,228,436

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $2,755,190 and $3,036,146)	3,146,561	2,943,006
Notes payable	417,200	387,200
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $-0- and $37,708)	-	336,004
Preferred Stock - Series B	1	1

Total liabilities	28,669,167	27,894,647

CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock
6,500 shares authorized; none outstanding	-	-
Common stock, $0.001 par value;
400,000,000 shares authorized,
51,101,646 and 24,844,611 shares issued and outstanding	51,101	24,844
Additional paid-in capital	27,705,278	27,654,134
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(56,407,279)	(55,555,281)

Total stockholders’ deficiency	(28,651,231)	(27,876,634)

Total liabilities and stockholders’ deficiency	$17,936	$18,013

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenues	$-	$15,043

Cost of sales	120,000	136,757

Gross loss	(120,000)	(121,714)

Operating expenses
Research and development expenses	-	53,202
Selling and general and administrative expenses	120,812	760,888

Total operating expenses	120,812	814,090

Loss from operations	(240,812)	(935,804)

Interest expense (including amortization of debt and preferred stock discounts,
accretion of convertible promissory notes and dividends)	(626,786)	(967,686)
Gain on derivative liability	15,600	-
Foreign currency translation	-	(21,882)

Net loss	$(851,998)	$(1,925,372)

Basic and diluted loss per share	$(0.03)	$(0.10)

Weighted average number of shares outstanding
Basic and diluted	30,624,478	19,986,471

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(851,998)	$(1,925,372)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	2,717
Amortization of note discount	289,348	703,295
Accretion of note discount	230,707	169,751
Stock based compensation	-	298,582
Gain on extinguishment of debt	-	1,896
Loss on abandonment of property and equipment	-	31,087
Gain on derivative liability	(15,600)	-
Debt and interest issued for sevices	30,600	-
Decrease in net liability for severance pay	-	(26,250)
Inventory	-	5,236
Prepaid expenses and other current assets	-	4,099
Accounts payable and accrued liabilities	286,866	510,807

Net cash used in operating activities	(30,077)	(224,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	-	900

Net cash provided by investing activities	-	900

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank line of credit	-	15,377
Proceeds from notes payable	30,000	100,000

Net cash provided by financing activities	30,000	115,377

DECREASE IN CASH	(77)	(107,875)

CASH - BEGINNING OF PERIOD	1,989	125,982

CASH - END OF PERIOD	$1,912	$18,107

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities

Issuances of common stock for the conversion of
promissory notes and accrued interest	$77,401	$-

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2014, the Company had not achieved profitable operations, had accumulated losses of $56.4 million (since inception), expects to incur further losses in the development of its business and is dependent upon debt and equity financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities and short-term debt. From December 2007 through March 2014, the Company received net proceeds of approximately $7.7 million from the proceeds of the private placement to certain accredited investors of its Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	as of
	March 31,
	2014	2013
Warrants	4,012,107	4,014,477
Convertible notes	12,021,415	20,837
Stock options	667	667
Convertible preferred stock	38,006	37,249

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company’s financial instruments, consisting primarily of cash, accounts payable and accrued expenses, other current liabilities and certain convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

The Company issued a convertible promissory note that contained a conversion feature which was accounted for separately as a derivative liability and measured at fair value on a recurring basis. Changes in fair value are charged to other income (expenses) as appropriate. The fair value of the derivative liability was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. See Note 8(vii).

The Company issued a warrant that contained a put option which was accounted for as a warrant liability and measured at fair value on a recurring basis. Changes in fair value are charged to other income (expenses) as appropriate. The fair value of the warrant liability was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. See Note 9.

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

Inventories at March 31, 2014 and December 31, 2013 consisted of completed devices held in the United States totaling $16,024.

NOTE 6 – BANK LINE OF CREDIT

In 2013, one of the banks of IDO Ltd. in Israel honored credit card payment obligations to vendors. At March 31, 2014 and December 31, 2013, the Company owed the bank $12,026.  The bank has filed a lien against the assets of  IDO Ltd. to secure the payment of the balance.

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

None of the notes discussed above have been paid at their respective maturity dates. No actions have been taken by the 2008 Investors.

In September 2013, the Company issued notes to two 2008 Investors in the aggregate amount of $32,700. The notes bear interest at the rate of 2.5% and are due at the earlier of (i) one year from the issuance dates in September 2013 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

In November 2013, the Company issued a note to a 2008 Investor in the aggregate amount of $15,000. The note bears interest at the rate of 2.5% and is due at the earlier of (i) November 20, 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

In January 2014, the Company issued a note to a 2008 Investor in the aggregate amount of $15,000. The note bears interest at the rate of 2.5% and is due at the earlier of (i) January 12, 2015 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

In March 2014, the Company issued a note to a 2008 Investor in the aggregate amount of $15,000. The note bears interest at the rate of 2.5% and is due at the earlier of (i) March 20, 2015 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

All of the notes are secured by substantially all of the assets of the Company.  At March 31, 2014 and December 31, 2013 notes payable amounted to $417,200 and $387,200, respectively.

In  April 2014, the Company issued three notes to a 2008 Investor in the aggregate amount of $44,000. The notes bear interest at the rate of 2.5% and are due at the earlier of (i) one year from the issuance dates in April 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

NOTE 8 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
2008 Notes - secured and convertible - see (i) below	$1,956,945	$1,956,945

December 2008 Notes - secured and convertible – see (ii) below	815,062	815,062

2009 - 2011 Notes - secured and convertible - see (iii) below	4,010,579	4,010,579

2012 Notes - secured and convertible - see (iv) below	1,244,402	1,321,803

2014 Convertible Promissory note - see (vii) below	15,000	-----

Total	8,041,988	8,104,389

Less: Discount	(2,768,886)	(3,036,146)
	5,273,102	5,068,243
Less: Current Portion	(2,126,541)	(2,125,237)

Total	$3,146,561	$2,943,006

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

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At March 31, 2014, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

There were no payments of principal or interest in 2014.

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

There were no payments of principal or interest in 2014.

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

9

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

There were no payments of principal or interest in 2014.

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

For the three months ended March 31, 2014, the Company issued 26.3 million shares of Common Stock in payment of principal in the amount of $77,401. For the period from April 1, 2014 through May 16, 2014, the Company issued 44.8 million shares of Common Stock for principal and interest totaling $77,937.

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

(vii) 2014 Convertible Promissory Note

In March 2014, the Company entered into a consulting agreement with an affiliate of a minority stockholder of the Company for certain business, financial consulting and advisory services. The monthly fee is $30,000 in the form of a convertible promissory note payable monthly on the first day of each calendar month, in advance. The convertible promissory notes will not have registration rights, are due within six months of issuance, unless converted sooner. The notes bear interest at the rate of 10% per annum and are convertible into shares of the Company’s Common Stock at 50% of the low closing bid price for the 30 days prior to conversion. The unpaid interest is convertible into shares of the Company’s Common Stock at $0.001 per share

On March 15, 2014, the Company issued the first such promissory note. The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the consolidated balance sheet. The Company recorded the derivative liability equal to its estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense over the term of the note. For the three months ended March 31, 2014, amortization of the debt discount amounted to $1,304. At March 31, 2014, the unamortized discount is $13,696.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the three months ended March 31, 2014, the Company recorded a gain on the change in fair value of the conversion option of $15,600, and as of March 31, 2014, the fair value of the conversion option was $15,000.

(viii) Maturities of Convertible Promissory Notes

The maturities on the Notes are $2,140,242 payable through 2014 and $5,901,746 payable in 2015.

NOTE 9 - CAPITAL TRANSACTIONS

Stock Issuances

Common Stock

From January 1, 2014 through March 31, 2014, principal of $77,401 was repaid in the form of 26.3 million shares of the Company’s Common Stock. For the period from April 1, 2014 through May 16, 2014, principal and interest totaling $77,937 was repaid in the form of 44.8 million shares of the Company’s Common Stock.

Convertible Preferred Stock

The Series A Preferred Stock (“Series A Preferred”) was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred filed with the Nevada Secretary of State. The number of shares of preferred stock designated as Series A Preferred is 66.6667 shares. At both March 31, 2014 and December 31, 2013, 47.9 shares of Series A Preferred were issued and outstanding.

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

The dividends are cumulative commencing on the issue date whether or not declared. For the three months ended March 31, 2014 and 2013, the Company declared dividends totaling $88,041 and $91,281, respectively. At March 31, 2014 and December 31, 2013, dividends payable total $2,782,186 and $2,694,145, respectively, and are included in accounts payable and accrued liabilities. For the three months ended March 31, 2014 and 2013, dividends and deemed dividends totaled $237,795 and $611,855, respectively. Such amounts have been included in interest expense.

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

Series A Preferred totaling $14,320,449 is payable in 2014.

Series B Preferred Stock (“Series B Preferred”)

On September 30, 2013, the Company filed the Series B Preferred Stock Certificate of Designation with the Secretary of State of Nevada (the “Certificate of Designation”) authorizing 100 shares of Series B Preferred Stock and establishing the rights thereof.

As set forth in the Certificate of Designation, each one (I) share of the Series B Preferred has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of the Company’s Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000 the voting rights of one share of the Series B Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) - (0.019607 x 5,000,000) = 102,036). With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series B Preferred shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Articles of Incorporation or bylaws.

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

On November 8, 2012, the Company issued a warrant to purchase 4 million shares of Common Stock that contained a put option.  As defined in the warrant, the warrant holder has the right to put the warrant back to the Company on or before May 6, 2013 if the Company does not file a proxy statement (as defined). The warrant holder is entitled to receive the greater of (i) the difference between the exercise price of the warrants of $0.30 and the 20-day average price of the Company’s Common Stock for the period preceding May 6, 2013 and (ii) $0.10 per share.  The put option created a derivative liability which the Company valued at $0.10 per share as the Company’s stock price was below the strike price and has declined further since issuance.  At both March 31, 2014 and December 31, 2013, the value of the warrant liability was $400,000.

Stock Based Compensation

As discussed above, a warrant to purchase 4 million shares of Common Stock, valued at $895,745, was issued on November 8, 2012 as partial consideration for a nine-month advisory agreement. The value of the warrant was recognized as deferred compensation and was amortized over the term of the agreement. For the three months ended March 31, 2013, the Company recognized stock compensation expense of $298,582 and such expense was included in selling and general and administrative expenses.

NOTE 10 – RELATED PARTY TRANSACTIONS

At both March 31, 2014 and December 31, 2013, loans payable to related parties amounted to $167,206. Transactions were as follows:

IDO Ltd. received non-interest bearing advances from a 2008 Investor (as defined in Note 7(i)). The advances are due on demand. At both March 31, 2014 and December 31, 2013, the Company owed $38,821.

In November 2012, IDO Ltd. borrowed $75,000 under a loan agreement with the same 2008 Investor. The loan bears interest at the rate of 10% per annum and is secured by the inventory held by IDO Ltd. The principal and accrued interest is due on demand. At both March 31, 2014 and December 31, 2013, the Company owed principal of $75,000.

NOTE 11 – COMMITMENT & CONTINGENCIES

Employment Agreement

On June 5, 2013, the Company appointed Magdiel Rodriguez as its Chief Executive Officer.  Effective September 16, 2013, the Company and Mr. Rodriguez entered into an Employment Agreement (the “Employment Agreement”) relating to Mr. Rodriguez remuneration.  Pursuant to the Employment Agreement, Mr. Rodriguez will receive an annual base salary of $100,000, the payment of which is being deferred until such time as our financial condition permits us to make payments thereon. In addition, subject to his continued employment and subject further to the increase in the number of our authorized and unissued shares of Common Stock, in the event of Change in Control (as defined  in the Employment Agreement) Mr. Rodriguez will be entitled to 3.5 million shares of our common stock (the “Shares”).  In the event the employment of Mr. Rodriguez is terminated for any reason other than cause, then he is entitled to receive the Shares.

Lawsuits

(i) As the Company previously disclosed, in November 2012, the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of 1,475,000 in New Israeli Shekels (“ILS”), which is equivalent to approximately $426,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013 the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,000,000, which is equivalent to approximately $576,000 at both March 31, 2014 and at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached. A reserve for lawsuit in the amount of $576,000 has been accrued at both March 31, 2014 and December 31, 2013, respectively. Stiss has filed a lien against the assets of IDO Ltd. to secure the payment of the judgment.

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

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC, including the risk factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

In March 2014, we entered into a consulting agreement with a financial consultant to assist us in strategizing our capital raising efforts as well as exploring strategic alternatives. We have also entered into a non-binding term sheet with entities affiliated with the financial consultant pursuant to which these entities are to assist us  in availing ourselves of a provision in the federal securities laws that allows for the exchange of claims, securities or property for stock when the arrangement is approved for fairness by a court proceeding. The process, if approved by a court, has the potential to eliminate a significant portion of our debt obligations to existing creditors and lenders. The transactions contemplated by the term sheet are subject to the execution and delivery of legally binding agreements between us and these entities. No assurance can be provided that we will be successful in completing this process. Management believes that the significant reduction of existing debt will be a necessary component of a transaction with Duos or any other strategic type transaction.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2014 (“2014”) TO THE THREE MONTHS ENDED MARCH 31, 2013 (“2013”)

Revenues and costs of goods sold – No revenues were recorded for 2014. Revenues for 2013 were $15,043. All revenues in the 2013 period were derived from sales of our MagShoe™ device and related spare parts.

The decrease in revenues is primarily attributable to the substantial decrease in the number of MagShoe™ devices delivered to customers worldwide as well as the shutdown of operations at IDO Ltd. commencing as of March 2013.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing the MagShoe™ device. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties No research and development expenses were incurred in 2014 as compared to $53,202 in 2013. The decrease in research and development expenses is principally attributable to the completion of the new product design and modifications and the shutdown of the operations of our subsidiary IDO Ltd. in March 2013.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries/fees and other related costs for personnel in marketing, sales, executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses for  2014 of $120,812 compared to $760,888 for 2013. The decrease in selling and general and administrative expenses is principally attributable to decreased sales, marketing and management operations resulting, in part, from the shutdown of the operations of our subsidiary IDO Ltd.

Interest expense- Interest expense for 2014 was $106,731 compared to $94,640 in 2013. Interest expense relates primarily to the placement of our convertible promissory notes. Interest expense increased slightly in 2014 as there was more debt outstanding in 2014 than in 2013

Amortizations — The amortizations are included in interest expense in the statement of operations. In 2014, we recorded amortization of $282,260 compared to $261,191 in 2013. Amortization represents the accretion of interest relating to the write-down to fair value of extinguished debt as well as amortization related to the debt discount incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

Preferred stock dividends– In connection with our financing arrangements we have issued Series A Preferred Stock. The shares accrue a dividend of 10% per annum. Effective January 1, 2012, a majority of the Series A Preferred stockholders eliminated their dividends. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the three months ended March 31, 2014, dividends and deemed dividends totaled $237,795.   For the three months ended March 31, 2013, dividends and deemed dividends totaled $611,855

Net loss – In 2014, we had a net loss of $851,998 compared to net loss of $1,925,372 in 2013, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced to cease operations entirely.

As of March 31,2014, we had a cash balance of $1,912 compared to $1,989 at December 31, 2013.

Cash used in operating activities was $30,077 for the three months ended March 31, 2014. The decrease in cash was primarily attributable to funding the operating loss for the period

Cash provided by financing activities was $30,000.  We received proceeds of $30,000 from the issuance of notes

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

During the quarter ended March 31, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As the Company previously disclosed, in November 2012 the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of the Company’s wholly-owned subsidiary, IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit, which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of ILS 1,475,000, which is equivalent to approximately $426,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

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

(iii) On or about January 20, 2014, IDO Ltd. received a letter from a law firm purporting to represent certain terminated employees of IDO Ltd. threatening legal action if payment of salaries, social benefits, severance pay and associated penalties in an unspecified amount is not made by February 12, 2014. As of the date of the filing of this report on Form 10-Q, neither we nor IDO Ltd. was served with such lawsuit. As of the date of the filing of this report on Form 10-Q, we cannot estimate the amount of any loss that may result.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2014 without registration under the Securities Act:

Between January 1, 2014 and March 31, 2014, we issued a convertible note to a holder of the 2012 Notes in the principal amount of $15,000.

Between January 1, 2014 and March 31, 2014, we issued approximately 26.3 million shares of common stock to the holders of the 2012 Notes in respect of $77,401 in principal amount outstanding.

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

IDO SECURITY INC.

Date: May 20, 2014	/s/ MAGDIEL RODRIGUEZ
MAGDIEL RODRIGUEZ CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT

