Form 10-Q
period 2014-06-30
IDO Security Inc.
filed 2014-08-19
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2014; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 19, 2014, there were 387,658,513 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets June 30, 2014 (Unaudited) and December 31, 2013 (Audited)	2

	Unaudited Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2014 and 2013	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4	Controls and Procedures	20

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,861	$1,989
Inventories	16,024	16,024

Total current assets	17,885	18,013

Property and equipment, net	-	-

Total assets	$17,885	$18,013

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,456,891	$7,716,062
Bank line of credit	12,026	12,026
Convertible promissory notes
(net of discount of $59,963 and $-0-)	315,568	2,125,237
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $0 and $138,832)	14,320,450	13,807,905
Loans payable	167,206	167,206
Derivative liability	100,000	-
Warrant liability	400,000	400,000

Total current liabilities	23,772,141	24,228,436

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $2,443,467 and $3,036,146)	5,059,766	2,943,006
Notes payable	482,000	387,200
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $0 and $37,708)	-	336,004
Preferred Stock - Series B	1	1

Total liabilities	29,313,908	27,894,647

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock
6,500 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
400,000,000 shares authorized,
327,569,398 and 24,844,611 shares issued and outstanding	327,569	24,844
Additional paid-in capital	27,688,320	27,654,134
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(57,311,581)	(55,555,281)

Total stockholders’ deficiency	(29,296,023)	(27,876,634)

Total liabilities and stockholders’ deficiency	$17,885	$18,013

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$15,043	$-	$-

Cost of sales	240,000	256,757	120,000	120,000

Gross loss	(240,000)	(241,714)	(120,000)	(120,000)

Operating expenses
Research and development expenses	-	53,202	-	-
Selling and general and administrative expenses	337,665	677,050	216,853	214,744
Stock based compensation - selling and general and administrative	-	597,163	-	298,581

Total operating expenses	337,665	1,327,415	216,853	513,325

Loss from operations	(577,665)	(1,569,129)	(336,853)	(633,325)

Interest expense (including amortization of debt and preferred stock discounts,
accretion of convertible promissory notes and dividends)	(1,225,980)	(1,852,939)	(599,194)	(885,253)
Gain on derivative liability	47,345	-	31,745	-
Foreign currency translation	-	(21,882)	-	-

Net loss	$(1,756,300)	$(3,443,950)	$(904,302)	(1,518,578)

Basic and diluted loss per share	$(0.02)	$(0.17)	$(0.01)	$(0.08)

Weighted average number of shares outstanding
Basic and diluted	77,247,481	19,986,471	123,358,142	19,986,471

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,756,300)	$(3,443,950)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	2,777
Amortization of note discount	506,510	1,311,819
Accretion of note discount	479,806	353,035
Stock based compensation	-	597,163
Interest and exchange rate differences	-	1,896
Gain on derivative liability	(47,345)	-
Debt and interest issued for services	100,000	-
Derivative liabilities charged directly to interest	47,345	-
Loss on disposal and abandonment of property and equipment	-	42,603
Decrease in net liability for severance pay	-	(26,250)
Increase in cash attributable to changes in operating assets and liabilities
Inventory	-	5,236
Prepaid expenses and other current assets	-	33,830
Accounts payable	-	161,843
Accrued expenses and other current liabilities	575,056	548,050

Net cash used in operating activities	(94,928)	(411,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	-	900

Net cash provided by investing activities	-	900

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	94,800	270,000
Proceeds from loan payable - bank	-	15,377

Net cash provided by financing activities	94,800	285,377

DECREASE IN CASH	(128)	(125,671)

CASH - BEGINNING OF PERIOD	1,989	125,982

CASH - END OF PERIOD	$1,861	$311

Non-cash activities

Issuances of common stock for the conversion of
promissory notes and accrued interest	$336,910	$-

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2014, the Company had not achieved profitable operations, had accumulated losses of $57.3 million (since inception), expects to incur further losses in the development of its business and is dependent upon debt and equity financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities and short-term debt. From December 2007 through June 2014, the Company received net proceeds of approximately $7.8 million from the proceeds of the private placement to certain accredited investors of its Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

	Shares of Common Stock
	Issuable upon Conversion/Exercise
	For the Six and Three Months Ended
	June 30,
	2014	2013
Warrants	4,011,735	4,014,477
Convertible notes	21,095	21,044
Stock options	-	667
Convertible preferred stock	38,204	37,454

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

Inventories at June 30, 2014 and December 31, 2013 consisted of completed devices held in the United States totaling $16,024.

NOTE 6 – BANK LINE OF CREDIT

In 2013, one of the banks of IDO Ltd. in Israel honored credit card payment obligations to vendors. At both June 30, 2014 and December 31, 2013, the Company owed the bank $12,026.  The bank has filed a lien against the assets of  IDO Ltd. to secure the payment of the balance.

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

In  May  2014, the Company issued two notes to a 2008 Investor in the aggregate amount of $10,000. The notes bear interest at the rate of 2.5% and are due at the earlier of (i) one year from the issuance dates in April 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

In  June 2014, the Company issued two notes to a 2008 Investor in the aggregate amount of $10,800. The notes bear interest at the rate of 2.5% and are due at the earlier of (i) one year from the issuance dates in April 2014 or (ii) the receipt by the Company of the amount of a Threshold New Transaction (as defined).

All of the notes are secured by substantially all of the assets of the Company.  At June 30, 2014 and December 31, 2013, notes payable amounted to $482,000 and $387,200, respectively.

In July 2013, all of the notes were converted into Secured and Convertible Promissory Notes. See Note 8(ix).

NOTE 8 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

2008 Notes - secured and convertible - see (i) below	$1,956,945	$1,956,945

December 2008 Notes - secured and convertible – see (ii) below	815,062	815,062

2009 - 2011 Notes - secured and convertible - see (iii) below	4,010,579	4,010,579

2012 Notes - secured and convertible - see (iv) below	996,178	1,321,803

2014 Convertible Promissory note - see (vii) below	100,000	-

Total	7,878,764	8,104,389

Less: Discount	(2,503,430)	(3,036,146)
	5,375,334	5,068,243
Less: Current Portion	(315,568)	(2,125,237)

Total	$5,059,766	$2,943,006

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

The 2008 Notes were originally scheduled to mature in December 2009 and were extended several times to December 31, 2011.  The non-payment of the outstanding balance of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents with the 2008 Investors.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action had not been commenced by the note holders. In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012 and July 2014, the requisite Majority in Interest agreed to certain modifications of the terms of the 2008 Notes (see (vi) Modifications of Debt).

To secure the Company’s obligations to the 2008 Investors, the Company granted a security interest in substantially all of its assets, including without limitation, its intellectual property. The security interest terminates upon payment or satisfaction of all of Company’s obligations under the 2008 Notes.

The Company undertook to file a registration statement by a prescribed period under the Securities Act of 1933, as amended (the “Registration Statement”) with respect to the resale of the Common Stock underlying the 2008 Notes and 2008 Investor Warrants. The Company has not filed the Registration Statement and accordingly, the Company owed to the holders of these notes approximately $540,000 in liquidated damages in respect of the delay in the filing of the Registration Statement beyond the time frame specified in the agreements with such holders. At June 30, 2014, the Company owed to the holders of these notes $516,137 in liquidated damages. The non-payment of liquidated damages constitutes an Event of Default under the 2008 Notes. The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action has not been commenced by the note holders.  The Company does not currently intend to file such registration statement as the shares issuable upon conversion of the 2008 Notes and/or the 2008 Investor Warrants are eligible to be resold under Rule 144.

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

The December 2008 Notes were originally scheduled to mature on April 30, 2010 and were extended several times to December 31, 2011. The non-payment of the outstanding balance of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action had not been commenced by the note holders.   In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012 and July 2014, the requisite Majority in Interest agreed to certain modifications of the terms of the 2008 Notes (see (vi) Modifications of Debt).

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

The various notes were scheduled to mature at various dates and were extended to December 31, 2011.  The non-payment of the outstanding balance of a significant portion of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action had not been commenced by the note holders.   In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012 and July 2014, the requisite Majority in Interest agreed to certain modifications of the terms of the various notes (see (vi) Modifications of Debt).

There were no payments of principal or interest in 2014.

(iv) 2012 Notes and Series A Preferred

For the year ended December 31, 2012, the Company raised net proceeds $1,337,723 from holders of the December 2008 Notes and two new investors.   The Company issued 1,337,723 in principal amount of 10% secured convertible promissory notes (“2012 Notes”) and 11.14 post-split shares of Series A Preferred. The 2012 Notes have substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 8(ii) above. In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 2,972 post-split shares of the Company’s Common Stock at per share exercise price equal to $750.The warrants include a ‘cashless exercise’ provision.

Commencing on the six month anniversary date of the 2012 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.  In May 2012 and July 2014, the requisite Majority in Interest agreed to certain modifications of the terms of the 2012 Notes (see (vi) Modifications of Debt).

For the six months ended June 30, 2014, the Company issued 302.7 million shares of Common Stock in payment of principal and interest in the amount of $336,910. For the period from July 1, 2014 through August 19, 2014, the Company issued 60.1 million shares of Common Stock for principal and interest totaling $33,375.

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

(vi)  Modifications of Debt

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

In July 2014, the holders of approximately 91% of the outstanding principal amount of the Notes (inclusive of the secured convertible notes issued in July 2014 – see (ix) 2014 Notes and Series A Preferred) consented to a modification of the note terms. The effective date of the modification was upon the receipt by the Company of signed consents representing 66.67% of the Notes. Under the modification:

●	The Company may deem the maturity date of the outstanding notes to be December 31, 2017

●
For all Notes issued prior to April 30, 2012, the determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.05 (post-split), subject to further adjustment as provided in the Notes with respect to certain corporate events.

●
For all Notes issued after April 30, 2012, the determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount as follows:  50% discount from the lowest closing bid price in the 20 trading days prior to the day on which such payment is to be made. subject to further adjustment as provided in the Notes with respect to certain corporate events.

●
For a six month period following the effective date of this modification, the Company shall not be required to accrue and/or pay the Monthly Amount.  In addition, the non-accrual and non-payment shall not be deemed to be Events of Default.

●
As discussed above, the Company’s obligations under the Notes are secured by a security interest in substantially all of its assets of the Company.  Such security interest will not include the shares of the equity capital or assets of a company in formation in Peru that is intended to become a subsidiary.

(vii)  2014 Convertible Promissory Notes

In March 2014, the Company entered into a consulting agreement with an affiliate of a minority stockholder of the Company for certain business, financial consulting and advisory services. The monthly fee is $30,000 in the form of a convertible promissory note payable monthly on the first day of each calendar month, in advance. The convertible promissory notes will not have registration rights, are due within six months of issuance, unless converted sooner. The notes bear interest at the rate of 10% per annum and are convertible into shares of the Company’s Common Stock at 50% of the low closing bid price for the 30 days prior to conversion. The unpaid interest is convertible into shares of the Company’s Common Stock at $0.001 per share

From March 15, 2014, to June 30, 2014 the Company issued the four such promissory note. The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the consolidated balance sheet. The Company recorded the derivative liability equal to its estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense over the term of the note. For the six months ended June 30, 2014, amortization of the debt discount amounted to $40,036. At June 30, 2014, the unamortized discount is $59,963.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the six and three months ended June 30, 2014, the Company recorded a gain on the change in fair value of the conversion option of $47,345 and $31,745, respectively, and as of June 30, 2014, the fair value of the conversion option was $100,000.

In July 2014 and August 2014, the Company issued an additional two promissory notes totaling $60,000 under the same terms as described above.

(viii)  Maturities of Convertible Promissory Notes

Based on the July 2014 modification, the maturities on the Notes are $375,531 payable through 2014 and $7,503,233 payable in 2017.

(ix)  2014 Notes and Series A Preferred

In July 2014, the Company converted all of the notes payable issued to two 2008 Investors into 10% secured convertible promissory notes (“2014 Notes”) and 4.05 post-split shares of Series A Preferred. The 2014 Notes have substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 8(ii) above In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 1,080 post-split shares of the Company’s Common Stock at per share exercise price equal to $750. The 2014 Notes contain terms similar to the other secured promissory notes issued previously.

NOTE 9 - CAPITAL TRANSACTIONS

Stock Issuances

Common Stock

For the six months ended June 30, 2014, principal and interest of $336,910 were repaid in the form of 302.7 million shares of the Company’s Common Stock. For the period from July 1, 2014 through August 19, 2014, principal and interest totaling $33,375 was repaid in the form of 60.1 million shares of the Company’s Common Stock.

Convertible Preferred Stock

The Series A Preferred Stock (“Series A Preferred”) was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred filed with the Nevada Secretary of State. The number of shares of preferred stock designated as Series A Preferred is 66.6667 shares. At both June 30, 2014 and December 31, 2013, 47.9 shares of Series A Preferred were issued and outstanding.

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

The dividends are cumulative commencing on the issue date whether or not declared. For the six months ended June 30, 2014 and 2013, the Company declared dividends totaling $177,060 and $183,577, respectively. For the three months ended June 30, 2014 and 2013, the Company declared dividends totaling $89,019 and $92,296, respectively. At June 30, 2014 and December 31, 2013, dividends payable total $2,871,204 and $2,694,145, respectively, and are included in accounts payable and accrued liabilities. For the six months ended June 30, 2014 and 2013, dividends and deemed dividends totaled $353,600 and $1,127,923, respectively. For the three months ended June 30, 2014 and 2013, dividends and deemed dividends totaled $115,805 and $516,068, respectively. Such amounts have been included in interest expense.

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

Series A Preferred totaling $14,320,450 is payable in 2014.

In July 2014, in connection with the note modification, the stockholders of approximately 90% of the outstanding amount of Series A Preferred (inclusive of the shares issued in July 2014) agreed to a modification of the terms of the Series A Preferred.  The effective date of the modification was upon the receipt by the Company of signed consents representing 66.67% of the Notes.  Under the modification:

●
For all Series A Preferred issued prior to April 30, 2012, the determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.05 (post-split), subject to further adjustment as provided in the Notes with respect to certain corporate events.

●
For all Series A Preferred issued after April 30, 2012, the determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount as follows:  50% discount from the lowest closing bid price in the 20 trading days prior to the day on which such payment is to be made. subject to further adjustment as provided in the Notes with respect to certain corporate events.

●
For a six month period following the effective date of this modification, the Company shall not be required to accrue and/or pay the Monthly Amount.  In addition, the non-accrual and non-payment shall not be deemed to be Events of Default.

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

On November 8, 2012, the Company issued a warrant to purchase 4 million shares of Common Stock that contained a put option.  As defined in the warrant, the warrant holder has the right to put the warrant back to the Company on or before May 6, 2013 if the Company does not file a proxy statement (as defined). The warrant holder is entitled to receive the greater of (i) the difference between the exercise price of the warrants of $0.30 and the 20-day average price of the Company’s Common Stock for the period preceding May 6, 2013 and (ii) $0.10 per share.  The put option created a derivative liability which the Company valued at $0.10 per share as the Company’s stock price was below the strike price and has declined further since issuance.  At both June 30, 2014 and December 31, 2013, the value of the warrant liability was $400,000.

Stock Based Compensation

As discussed above, a warrant to purchase 4 million shares of Common Stock, valued at $895,745, was issued on November 8, 2012 as partial consideration for a nine-month advisory agreement. The value of the warrant was recognized as deferred compensation and was amortized over the term of the agreement. For the six and three months ended June 30, 2013, the Company recognized stock compensation expense of $597,163 and $298,581, respectively, and such expense was included in selling and general and administrative expenses.

NOTE 10 – LOANS PAYABLE

At both June 30, 2014 and December 31, 2013, loans payable amounted to $167,206. Transactions were as follows:

IDO Ltd. received non-interest bearing advances from a 2008 Investor (as defined in Note 7(i)). The advances are due on demand. At both June 30, 2014 and December 31, 2013, the Company owed $38,821.

In November 2012, IDO Ltd. borrowed $75,000 under a loan agreement with the same 2008 Investor. The loan bears interest at the rate of 10% per annum and is secured by the inventory held by IDO Ltd. The principal and accrued interest is due on demand. At both June 30, 2014 and December 31, 2013, the Company owed principal of $75,000.

The Company received working capital loans from certain former non-management affiliated stockholders of IDO Ltd. Amounts owed on the loans aggregated to $44,826 at both June 30, 2014 and December 30, 2013.

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

Lawsuits

(i) As the Company previously disclosed, in November 2012, the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of 1,475,000 in New Israeli Shekels (“ILS”), which is equivalent to approximately $422,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013 the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,147,000, which is equivalent to approximately $628,000 at June 30, 2014 and $618,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached. A reserve for lawsuit in the amount of $628,000 and $582,000 has been accrued at June 30, 2014 and December 31, 2013, respectively. Stiss has filed a lien against the assets of IDO Ltd. to secure the payment of the judgment.

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

In furtherance thereof, in March 2014, we entered into a consulting agreement with a financial consultant to assist us in strategizing our capital raising efforts as well as exploring strategic alternatives. We have also entered into a non-binding term sheet with entities affiliated with the financial consultant pursuant to which these entities are to assist us  in availing ourselves of a provision in the federal securities laws that allows for the exchange of claims, securities or property for stock when the arrangement is approved for fairness by a court proceeding. The process, if approved by a court, has the potential to eliminate a significant portion of our debt obligations to existing creditors and lenders. The transactions contemplated by the term sheet are subject to the execution and delivery of legally binding agreements between us and these entities. No assurance can be provided that we will be successful in completing this process.

In June 2014, we and a private Peruvian based company engaged in gold and ore mining in Peru (“Peruvian Company”) entered into a non-binding letter of intent (“LOI”) pursuant to which, subject to the satisfaction of specified closing conditions, we and the Peruvian Company are to enter into a share exchange agreement under which the current shareholders of the Peruvian Company will hold, after consummation of the transaction, approximately 80% of our issued and outstanding voting equity securities. The transaction, subject to certain closing conditions, is expected to close by the end of 2014. If consummated, the Company will cease to be engaged in its current business. The Company’s board of directors believes that the opportunity with the Peruvian Company represents a promising option for realizing shareholder value.

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to enter into and consummate the transaction contemplated by the LOI. If we are unable to raise capital on an immediate basis, we will most likely need to terminate all operations. Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2014  TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2013

Revenues and costs of goods sold – No revenues were recorded for the six and three months ended June 30, 2014. Revenues for six and three months ended June 30, 2013 were $15,043 and $0, respectively. All revenues in the 2013 period were derived from sales of our MagShoe™ device and related spare parts.

The decrease in revenues is attributable to the substantial decrease in the number of MagShoe™ devices delivered to customers worldwide as well as the shutdown of operations at IDO Ltd. commencing as of March 2013.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing the MagShoe™ device. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties No research and development expenses were incurred during the six and three months ended June 30, 2014 as compared to $53,202 and $0 during the corresponding six and three months in 2013. The decrease in research and development expenses is principally attributable to the completion of the new product design and modifications and the shutdown of the operations of our subsidiary IDO Ltd. in March 2013.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries/fees and other related costs for personnel in marketing, sales, executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses for the six and three months ended June 30, 2014 of $337,665 and $216,853, respectively, as compared to $677,050 and $214,744, respectively, for the corresponding periods in 2013. The decrease in selling and general and administrative expenses for the six month period is principally attributable to decreased sales, marketing and management operations resulting, in part, from the shutdown of the operations of our subsidiary IDO Ltd.

Interest expense- Interest expense for the six and three months ended June 30, 2014 was $239,664 and $132,933, respectively, compared to $188,085 and $93,445 in the corresponding periods in 2013. Interest expense relates primarily to the placement of our convertible promissory notes. Interest expense increased in 2014 as there was more debt outstanding in 2014 than in 2013.

Amortizations — The amortizations are included in interest expense in the statement of operations. During the six and three months ended June 30, 2014, we recorded amortization of $632,716 and $350,456 compared to $536,931 and $275,740 for the corresponding periods in 2013. Amortization represents the accretion of interest relating to the write-down to fair value of extinguished debt as well as amortization related to the debt discount incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

Preferred stock dividends– In connection with our financing arrangements we have issued Series A Preferred Stock. The shares accrue a dividend of 10% per annum. Effective January 1, 2012, a majority of the Series A Preferred stockholders eliminated their dividends. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the six and three months ended June 30, 2014, dividends and deemed dividends totaled $353,600 and $115,805, respectively.   For the six and three months ended June 30, 2013, dividends and deemed dividends totaled $1,127,923 and $516,068 respectively.

Net loss – For the six and three months ended June 30, 2014, we had a net loss of $1,756,300 and $904,302, respectively, compared to a net loss of $3,443,950 and $1,518,578 for the corresponding periods in 2013, for the reasons stated above

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and enter into and consummate the transaction contemplated by the LOI. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced to cease operations entirely.

As of June 30 2014, we had a cash balance of $1,861 compared to $1,989 at December 31, 2013.

Cash used in operating activities was $94,928 for the six months ended June 30, 2014. The decrease in cash was primarily attributable to funding the operating loss for the period.

Cash provided by financing activities was $94,800.  We received proceeds of $94,800 from the issuance of notes.

To date, we have financed our operations primarily from the sale of our securities (secured convertible notes, notes payable, Series A Preferred Stock and warrants). See Notes 8 and 9 in our Condensed Consolidated Financial Statements.

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

During the quarter ended June 30, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As the Company previously disclosed, in November 2012 the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of the Company’s wholly-owned subsidiary, IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit, which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of ILS 1,475,000, which is equivalent to approximately $422,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013, the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,147,000, which is equivalent to approximately $618,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached. Stiss has filed a lien against the assets of IDO Ltd. to secure payment of the judgment.

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

(ii) On or about January 20, 2014, IDO Ltd. received a letter from a law firm purporting to represent certain terminated employees of IDO Ltd. threatening legal action if payment of salaries, social benefits, severance pay and associated penalties in an unspecified amount is not made by February 12, 2014. As of the date of the filing of this report on Form 10-Q, neither we nor IDO Ltd. was served with such lawsuit. As of the date of the filing of this report on Form 10-Q, we cannot estimate the amount of any loss that may result.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all equity securities sold by us during the three months ended June 30, 2014 without registration under the Securities Act:

Between April 1 and June 30, 2014, we issued convertible notes to a consultant affiliate with a minority stockholder promissory notes in the principal amount of $85,000. The notes were issued pursuant to a consulting agreement with such party. The convertible promissory notes are due within six months of issuance, unless converted sooner. The notes bear interest at the rate of 10% per annum and are convertible into shares of the Company’s Common Stock at 50% of the low closing bid price for the 30 days prior to conversion. The unpaid interest is convertible into shares of the Company’s Common Stock at $0.001 per share

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act. The recipient of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. The recipient represented that it was an “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. The recipient had adequate access, through its relationship with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INORMATION

Effective July 8, 2014, John Mitola resigned from the Board of Directors of the Company in order to pursue other interests.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

4.1	Form of Convertible Promissory Note

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDO SECURITY INC.

Date: August 19, 2014	/s/ MAGDIEL RODRIGUEZ
MAGDIEL RODRIGUEZ CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT

