Form 10-Q
period 2014-09-30
IDO Security Inc.
filed 2014-11-19
CIK 1301367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2014; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-51170

IDO SECURITY INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3762886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 19, 2014, there were 399,658,514 shares of registrant’s common stock, par value $0.001 per share outstanding.

INDEX PAGE

		PAGE

PART I -- FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2014 (Unaudited) and December 31, 2013 (Audited)	2

	Unaudited Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2014 and 2013	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4	Controls and Procedures	22

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$466	$1,989
Inventories	16,024	16,024

Total current assets	16,490	18,013

Property and equipment, net	-	-

Total assets	$16,490	$18,013

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,720,455	$7,716,062
Bank line of credit	12,336	12,026
Convertible promissory notes
(net of discount of $49,810 and $-0-)	462,292	2,125,237
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $615,164 and $138,832)	13,705,286	13,807,905
Loans payable	173,473	167,206
Derivative liability	266,667	-
Warrant liability	400,000	400,000

Total current liabilities	23,740,509	24,228,436

NON-CURRENT LIABILITIES
Convertible promissory notes
(net of discount of $2,470,767 and $3,036,146)	5,460,762	2,943,006
Notes payable	-	387,200
Redeemable Series A Cumulative Convertible Preferred Stock
(net of discount of $205,054 and $37,708)	1,009,946	336,004
Preferred Stock - Series B	1	1

Total liabilities	30,211,218	27,894,647

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock
6,500 shares authorized; none outstanding	-	-
Common stock, $.001 par value;
400,000,000 shares authorized,
399,658,514 and 24,844,611 shares issued and outstanding	399,658	24,844
Additional paid-in capital	27,653,866	27,654,134
Accumulated other comprehensive loss	(331)	(331)
Accumulated deficit	(58,247,921)	(55,555,281)

Total stockholders’ deficiency	(30,194,728)	(27,876,634)

Total liabilities and stockholders’ deficiency	$16,490	$18,013

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$15,043	$-	$-

Cost of sales	360,000	376,756	120,000	120,000

Gross loss	(360,000)	(361,713)	(120,000)	(120,000)

Operating expenses
Research and development expenses	-	53,202	-	-
Selling and general and administrative expenses	458,618	775,146	120,953	98,096
Stock based compensation - selling and general and administrative	-	696,691	-	99,527

Total operating expenses	458,618	1,525,039	120,953	197,623

Loss from operations	(818,618)	(1,886,752)	(240,953)	(317,623)

Interest expense (including amortization of debt and preferred stock discounts,
accretion of convertible promissory notes and dividends)	(1,891,422)	(2,711,918)	(665,442)	(858,979)
Gain on derivative liability	(59,321)	-	(106,666)	-
Foreign currency translation	76,721	(21,882)	76,721	-

Net loss	$(2,692,640)	$(4,620,552)	$(936,340)	$(1,176,602)

Basic and diluted loss per share	$(0.02)	$(0.23)	$(0.00)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	178,541,587	19,986,471	377,826,733	19,986,471

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,692,640)	$(4,620,552)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	2,799
Amortization of note discount	765,184	1,878,431
Accretion of note discount	748,764	550,931
Stock based compensation	-	696,691
Interest and exchange rate differences	6,266	-
Financing costs related to warrant liability	-	1,896
Issuance of Preferred Stock - Series B	-	1
Gain on derivative liability	59,321	-
Debt issued for services	190,000	-
Derivative liabilities charged directly to interest	47,347	-
Loss on disposal and abandonment of property and equipment	-	42,603
Decrease in net liability for severance pay	-	(26,250)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Inventory	-	5,236
Prepaid expenses and other current assets	-	33,830
Accounts payable and accrued liabilities	752,325	989,619

Net cash used in operating activities	(123,433)	(444,765)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	-	900

Net cash provided by investing activities	-	900

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - bank	310	15,377
Proceeds from notes payable	121,600	302,700

Net cash provided by financing activities	121,910	318,077

DECREASE IN CASH	(1,523)	(125,788)

CASH - BEGINNING OF PERIOD	1,989	125,982

CASH - END OF PERIOD	$466	$194

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash activities:
Issuances of common stock for the conversion of
promissory notes and accrued interest	$374,605	$

Issuances of convertible notes payable in exchange for notes payable	$486,000	$

See Notes to Condensed Consolidated Financial Statements.

IDO SECURITY INC. AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of IDO Security Inc. (hereinafter, “IDO” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2014, the Company had not achieved profitable operations, had accumulated losses of $58.2 million (since inception), expects to incur further losses in the development of its business and is dependent upon debt and equity financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has been funding its operations from the net proceeds from the private placements of its convertible securities and short-term debt. From December 2007 through September 2014, the Company received net proceeds of approximately $7.8 million from the proceeds of the private placement to certain accredited investors of its Secured Convertible Promissory Notes, Convertible Preferred Stock and Bridge Loans.

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
	Shares of Common Stock
	Issuable upon Conversion/Exercise
	September 30,
	2014	2013
Warrants	4,010,699	4,014,477
Convertible notes	22,347	21,254
Stock options	-	667
Convertible preferred stock	41,104	37,655

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

Inventories at September 30, 2014 and December 31, 2013 consisted of completed devices held in the United States totaling $16,024.

NOTE 6 – BANK LINE OF CREDIT

In 2013, one of the banks of IDO Ltd. in Israel honored credit card payment obligations to vendors. At September 30, 2014 and December 31, 2013, the Company owed the bank $12,336 and $12,026, respectively.  The bank has filed a lien against the assets of IDO Ltd. to secure the payment of the balance.

NOTE 7 – NOTES PAYABLE

From November 2012 through July 2014, the Company issued various notes to two 2008 Investors in the amount of $486,000.  The notes bore interest at the rate of 2.5% and were due as defined in the various note agreements. In July 2014, all of the notes were converted into Secured and Convertible Promissory Notes. See Note 8(viii).

At September 30, 2014 and December 31, 2013, notes payable amounted to $0 and $387,200, respectively.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)

2008 Notes - secured and convertible - see (i) below	$1,956,945	$1,956,945

December 2008 Notes - secured and convertible – see (ii) below	815,062	815,062

2009 - 2011 Notes - secured and convertible - see (iii) below	4,010,579	4,010,579

2012 Notes - secured and convertible - see (iv) below	962,245	1,321,803

2014 Convertible Promissory notes - see (vii) below	190,000	-

2014 Notes and Series A Preferred - see (viii) below	508,800	-

Total	8,443,631	8,104,389

Less: Discount	(2,520,577)	(3,036,146)
	5,923,054	5,068,243
Less: Current Portion	(462,292)	(2,125,237)

Total	$5,460,762	$2,943,006

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

In connection with the issuance of the 2008 Notes, the Company issued to the 2008 Investors, warrants (the “2008 Investor Warrants”) to purchase up to 1,802 shares of the Company’s Common Stock at an adjusted per share price of $450.  The warrants were not exercised and have expired.

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

The 2008 Notes were originally scheduled to mature in December 2009 and were extended several times to December 31, 2011.  The non-payment of the outstanding balance of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents with the 2008 Investors.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action had not been commenced by the note holders. In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, July 2014 and October 2014, the requisite Majority in Interest agreed to certain modifications of the terms of the 2008 Notes (see (vi) Modifications of Debt).

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

(ii)  Secured Convertible Promissory Note and Series A Convertible Preferred Stock (“Series A Preferred”)

Pursuant to an offering dated October 31, 2008 (the “December 2008 Private Placement”) to the holders of the 2008 Notes, on December 17, 2008, the Company realized net proceeds of $548,474, after the payment of offering related fees and expenses of $19,250, from a private placement of $1,066,540 in principal amount of 10% Secured Convertible Promissory Notes due April 20, 2010 (“collectively the “December 2008 Notes”) and 8.9 shares of Series A Preferred. In addition, the Company issued to the investors warrants (the “Warrants”; together with the December 2008 Notes and the Series A Preferred, the “Purchased Securities”) to purchase in the aggregate up to 2,370 shares of the Company’s Common Stock at a per share exercise price equal to $750 exercisable through October 31, 2013.  The warrants were not exercised and have expired.

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

The December 2008 Notes were originally scheduled to mature on April 30, 2010 and were extended several times to December 31, 2011. The non-payment of the outstanding balance of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes, representing the requisite Majority in Interest under the transaction documents. Such action had not been commenced by the note holders.   In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, July 2014 and October 2014, the requisite Majority in Interest agreed to certain modifications of the terms of the 2008 Notes (see (vi) Modifications of Debt).

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

●
In 2009, the Company raised net proceeds of $1,332,500 from the private placement to certain holders of the December 2008 Notes. The Company issued $1,432,500 in principal amount of 2009 Notes and 11.9 post-split shares of Series A Preferred.  In connection with such investment, the Company issued to the holders of the 2009 Notes, five-year warrants to purchase in the aggregate up to 3,183 post-split shares of the Company’s common stock at per share exercise price equal to $750.

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

The various notes were scheduled to mature at various dates and were extended to December 31, 2011.  The non-payment of the outstanding balance of a significant portion of these notes upon maturity on December 31, 2011 constituted an Event of Default under the transaction documents.  The pertinent documents provide that any action by the investors upon such default (i.e., acceleration of the debt and other remedies) can only be initiated by the holders of 65% or more of the outstanding principal amount of the notes. Such action had not been commenced by the note holders.   In April 2012, the requisite Majority in Interest waived all existing Events of Default through June 30, 2012. In May 2012, July 2014 and October 2014, the requisite Majority in Interest agreed to certain modifications of the terms of the various notes (see (vi) Modifications of Debt).

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

Commencing on the six month anniversary date of the 2012 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.  In May 2012, July 2014 and October 2014, the requisite Majority in Interest agreed to certain modifications of the terms of the 2012 Notes (see (vi) Modifications of Debt).

For the nine months ended September 30, 2014, the Company issued 374.8 million shares of Common Stock in payment of principal and interest in the amount of $374,605. No shares were issued subsequent to September 30, 2014.

(v)  Priority of Payments of Notes

In December 2011, a Majority in Interest agreed that Notes issued after December 15, 2011 (“New Notes”) shall be accorded first lien priority in the collateral (as defined) and that any repayment obligations currently owing on Notes issued on or before October 26, 2011 shall be subordinated to the repayment obligations incurred by the Company in connection with the New Notes. The consenting holders represented more than the requisite Majority in Interest required under the transaction documents for this matter, and accordingly their agreement is binding upon all note holders.

(vi)  Modifications of Debt

In May 2012, a Majority in Interest waived all Events of Default and consented to a modification of the note terms.  Under the modification, effective January 1, 2012:

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

In July 2014, a Majority in Interest consented to a modification of the Note terms. The effective date of the modification was upon the receipt by the Company of signed consents representing 66.67% of the Notes. Under the modification:

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

●
For all Notes issued after April 30, 2012, the determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount as follows:  50% discount from the lowest closing bid price in the 20 trading days prior to the day on which such payment is to be made subject to further adjustment as provided in the Notes with respect to certain corporate events.  This term was modified by the October 2014 modification described below.

11

●
Effective as of the date of the consent and continuing until the end of a six month period following an Event (as defined), the Company shall not be required to accrue and/or pay the Monthly Amount.  In addition, the non-accrual and non-payment shall not be deemed to be Events of Default.

●
As discussed above, the Company’s obligations under the Notes are secured by a security interest in substantially all of its assets of the Company.  Such security interest will not include the shares of the equity capital or assets of a company in formation in Peru that is intended to become a subsidiary.

In October 2014, a Majority in Interest consented to a further modification of one of the terms of the Note. The effective date of the modification was upon the receipt by the Company of signed consents representing 66.67% of the Notes.  For all Notes issued on or after April 30, 2012, the determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.05 (post-split), subject to further adjustment as provided in the Notes with respect to certain corporate events.

(vii)  2014 Convertible Promissory Notes

In March 2014, the Company entered into a consulting agreement with an affiliate of a minority stockholder of the Company for certain business, financial consulting and advisory services. The monthly fee is $30,000 in the form of a convertible promissory note payable monthly on the first day of each calendar month, in advance. The convertible promissory notes will not have registration rights, are due within six months of issuance, unless converted sooner. The notes bear interest at the rate of 10% per annum and are convertible into shares of the Company’s Common Stock at 50% of the low closing bid price for the 30 days prior to conversion. The unpaid interest is convertible into shares of the Company’s Common Stock at $0.001 per share

From March 15, 2014, to September 30, 2014 the Company issued seven such promissory note totaling $190,000. The conversion feature contained in the promissory note is considered to be an embedded derivative. The Company bifurcated the conversion feature and recorded a derivative liability on the consolidated balance sheet. The Company recorded the derivative liability equal to its estimated fair value. Such amount was also recorded as a discount to the convertible promissory note and is being amortized to interest expense over the term of the note. For the nine and three months ended September 30, 2014, amortization of the debt discount amounted to $120,518 and $80,482, respectively. At September 30, 2014, the unamortized discount is $49,810. In October 2014, the Company issued an eighth promissory note for $30,000.

The Company is in default on three of the notes issued as no payments were made by the respective due dates. No actions have been taken by the note holder.

The Company is required to mark-to-market the derivative liability at the end of each reporting period. For the nine and three months ended September 30, 2014, the Company recorded a gain on the change in fair value of the conversion option of $59,321 and $106,666, respectively, and as of September 30, 2014, the fair value of the conversion option was $266,667.

(viii)  2014 Notes and Series A Preferred

In July 2014, the Company converted all of the notes payable issued to two 2008 Investors into 10% secured convertible promissory notes (“2014 Notes”) and 4.05 post-split shares of Series A Preferred. The 2014 Notes have substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 9(ii) above In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 1,080 post-split shares of the Company’s Common Stock at per share exercise price equal to $750. The 2014 Notes contain terms similar to the other secured promissory notes issued previously.

In August 2014, the Company raised net proceeds $22,800 from one holder of the December 2008 Notes.   The Company issued $22,800 in principal amount of 10% secured convertible promissory notes and 0.19 post-split shares of Series A Preferred. The note has substantive terms identical to those prevailing with respect to the December 2008 Private Placement discussed at further length in Note 9(ii) above. In connection with such investments, the Company issued five-year warrants to purchase in the aggregate up to 51 post-split shares of the Company’s Common Stock at per share exercise price equal to $750. The warrants include a ‘cashless exercise’ provision.

Commencing on the six month anniversary date of the 2014 Notes, and on the same day of each subsequent calendar month thereafter until the principal amount of the Notes has been paid in full, the Company is required to prepay 8.33% of the aggregate principal amount of the Notes originally issued, together with all accrued interest due and payable on the entire outstanding amount up to such repayment date.  The 2014 Notes are subject to the terms of the July 2014 and October 2014 term modifications discussed above (see (vi) Modifications of Debt).

(ix)  Maturities of Convertible Promissory Notes

Based on the July 2014 modification, the maturities on the Notes are $422,102 payable through 2014, $422,481 payable in 2015 and $7,599,048 payable in 2017.

NOTE 9 - CAPITAL TRANSACTIONS

Stock Issuances

Common Stock

For the nine months ended September 30, 2014, principal and interest of $374,605 were repaid in the form of 374.8 million shares of the Company’s Common Stock

Convertible Preferred Stock

The Series A Preferred Stock (“Series A Preferred”) was authorized in accordance with a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred filed with the Nevada Secretary of State. The number of shares of preferred stock designated as Series A Preferred is 66.6667 shares. At September 30, 2014 and December 31, 2013, 52.1 shares and 47.9 shares of Series A Preferred were issued and outstanding, rspectively.

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

The dividends are cumulative commencing on the issue date whether or not declared. For the nine months ended September 30, 2014 and 2013, the Company declared dividends totaling $267,056 and $276,887, respectively. For the three months ended September 30, 2014 and 2013, the Company declared dividends totaling $89,997 and $93,310, respectively. At September 30, 2014 and December 31, 2013, dividends payable total $2,961,201 and $2,694,145, respectively, and are included in accounts payable and accrued liabilities. For the nine months ended September 30, 2014 and 2013, dividends and deemed dividends totaled $491,236 and $1,601,163, respectively. For the three months ended September 30, 2014 and 2013, dividends and deemed dividends totaled $137,636 and $473,240, respectively. Such amounts have been included in interest expense.

The non-payment of the accrued dividends and the redemption of the Series A Preferred constituted Events of Default under the Certificate of Designation.  In May 2012, in connection with the note modification, a Majority in Interest agreed that effective January 1, 2012:

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

In July 2014, in connection with the note modification, a Majority in Interest agreed to a modification of the terms of the Series A Preferred.  The effective date of the modification was upon the receipt by the Company of signed consents representing 66.67% of the Series A Preferred.  Under the modification:

●
For all Series A Preferred issued prior to April 30, 2012, the determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.05 (post-split), subject to further adjustment as provided in the Notes with respect to certain corporate events.

●
For all Series A Preferred issued after April 30, 2012, the determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount as follows:  50% discount from the lowest closing bid price in the 20 trading days prior to the day on which such payment is to be made subject to further adjustment as provided in the Series A Preferred with respect to certain corporate events. This term was modified by the October 2014 modification described below.

●
Effective as of the date of the consent and continuing until the end of a six month period following an Event (as defined), the Company shall not be required to accrue and/or pay the Monthly Amount.  In addition, the non-accrual and non-payment shall not be deemed to be Events of Default.

In October 2014, a Majority in Interest consented to a further modification of one of the terms of the Series A Preferred. The effective date of the modification was upon the receipt by the Company of signed consents representing 66.67% of the Notes.  For all Series A Preferred issued on or after April 30, 2012, the determination of the number of shares of Common Stock for purposes of the repayment of the Monthly Amount through the issuance of Common Stock shall be made by dividing the Monthly Amount by $0.05 (post-split), subject to further adjustment as provided in the Series A Preferred with respect to certain corporate events.

Series A Preferred totaled $15,535,450 at September 30, 2014. The maturities on the Series A Preferred are $14,320,450 payable through 2014 and $1,215,000 payable in 2015.

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

Effective September 30, 2013, the Company issued 100 shares (the “Shares”) of its Series B Preferred to Mr. Rodriguez solely for voting purposes. One share of Series B Preferred has the voting equivalent of not less than 0.67% of the issued and outstanding common stock (representing a super majority voting power) of the vote required to approve any action, in which the shareholders of the Company’s Common Stock may vote.

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

On November 8, 2012, the Company issued a warrant to purchase 4 million shares of Common Stock that contained a put option.  As defined in the warrant, the warrant holder has the right to put the warrant back to the Company on or before May 6, 2013 if the Company does not file a proxy statement (as defined). The warrant holder is entitled to receive the greater of (i) the difference between the exercise price of the warrants of $0.30 and the 20-day average price of the Company’s Common Stock for the period preceding May 6, 2013 and (ii) $0.10 per share.  The put option created a derivative liability which the Company valued at $0.10 per share as the Company’s stock price was below the strike price and has declined further since issuance.  At both September 30, 2014 and December 31, 2013, the value of the warrant liability was $400,000.

Stock Based Compensation

As discussed above, a warrant to purchase 4 million shares of Common Stock, valued at $895,745, was issued on November 8, 2012 as partial consideration for a nine-month advisory agreement. The value of the warrant was recognized as deferred compensation and was amortized over the term of the agreement. For the nine and three months ended September 30, 2013, the Company recognized stock compensation expense of $696,691 and $99,527, respectively, and such expense was included in selling and general and administrative expenses.

NOTE 10 – LOANS PAYABLE

At both September 30, 2014 and December 31, 2013, loans payable amounted to $167,206. Transactions were as follows:

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

The Company received working capital loans from certain former non-management affiliated stockholders of IDO Ltd. Amounts owed on the loans aggregated to $44,826 at both September 30, 2014 and December 30, 2013.

NOTE 11 – COMMITMENT AND CONTINGENCIES

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

Lawsuits

(i) As the Company previously disclosed, in November 2012, the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of 1,475,000 in New Israeli Shekels (“ILS”), which is equivalent to approximately $387,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013 the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,147,000, which is equivalent to approximately $583,000 at September 30, 2014 and $564,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached. A reserve for lawsuit in the amount of $583,000 and $582,000 has been accrued at September 30, 2014 and December 31, 2013, respectively. Stiss has filed a lien against the assets of IDO Ltd. to secure the payment of the judgment.

In August 2014, IDO Ltd. filed a motion to dismiss the Appeal and on September 4, 2014, the National Court dismissed the Appeal.

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

In June 2014, we and a private Peruvian based company engaged in gold and ore mining in Peru (“Peruvian Company”) entered into a non-binding letter of intent  pursuant to which, subject to the satisfaction of specified closing conditions, we, through our wholly-owned Peruvian subsidiary (in formation), and the Peruvian Company are to enter into a share exchange agreement. Under the terms of the proposed merger, the current shareholders of the Peruvian Company will hold, after consummation of the transaction, approximately 95% of our issued and outstanding voting equity securities on a fully diluted basis. The terms of the agreement have been agreed to and the execution of the merger agreement is scheduled to occur immediately following the formation of our Peruvian subsidiary. The transaction is subject to certain closing conditions. If consummated, following the merger, we will cease to be engaged in our current business and shall devote our operations to the mining business of the Peruvian Company. Our board of directors believes that the opportunity with the Peruvian Company represents a promising option for realizing shareholder value.

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to enter into and consummate the transaction contemplated by the proposed merger with the Peruvian Company. If we are unable to raise capital on an immediate basis, we will most likely need to terminate all operations. Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2014  TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues and costs of goods sold – No revenues were recorded for the nine and three months ended September 30, 2014. Revenues for nine and three months ended September 30, 2013 were $15,043 and $0, respectively. All revenues in the 2013 period were derived from sales of our MagShoe™ device and related spare parts.   Costs of goods sold during the nine and three months ended September 30, 2014 were $360,000 and $120,000 respectively, as compared to $376,756 and $120,000 for the corresponding periods in 2013.

The decrease in revenues is attributable to the substantial decrease in the number of MagShoe™ devices delivered to customers worldwide as well as the shutdown of operations at IDO Ltd. commencing as of March 2013.  We had a gross loss in 2014 due to the shutdown of operations in Israel.  We had a gross loss in 2013 due to fixed manufacturing overhead.

Research and development expenses - Research and development expenses consist primarily of expenses incurred in designing, developing and field testing the MagShoe™ device. These expenses consisted primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. No research and development expenses were incurred during the nine and three months ended September 30, 2014 as compared to $53,202 and $0 during the corresponding nine and three months in 2013. The decrease in research and development expenses is principally attributable to the completion of the new product design and modifications and the shutdown of the operations of our subsidiary IDO Ltd. in March 2013.

Selling, general and administrative expenses - Selling, general and administrative expenses primarily consist of salaries/fees and other related costs for personnel in marketing, sales, executive and other administrative functions and consultants. Other significant costs include professional fees for legal, accounting and other services. We incurred selling, general and administrative expenses for the nine and three months ended September 30, 2014 of $458,618 and $120,953, respectively, as compared to $775,146 and $98,016, respectively, for the corresponding periods in 2013. The decrease in selling and general and administrative expenses for the nine month period is principally attributable to decreased sales, marketing and management operations resulting, in part, from the shutdown of the operations of our subsidiary IDO Ltd.

Interest expense- Interest expense for the nine and three months ended September 30, 2014 was $377,474 and $137,810, respectively, compared to $282,556 and $94,471 in the corresponding periods in 2013. Interest expense relates primarily to the placement of our convertible promissory notes. Interest expense increased in 2014 as there was more debt outstanding in 2014 than in 2013.

Amortizations — The amortizations are included in interest expense in the statement of operations. During the nine and three months ended September 30, 2014, we recorded amortization of $1,022,712 and $389,996 compared to $828,199 and $291,268 for the corresponding periods in 2013. Amortization represents the accretion of interest relating to the write-down to fair value of extinguished debt as well as amortization related to the debt discount incurred in connection with the placement of our convertible promissory notes. These costs are amortized to the date of maturity of the debt unless converted earlier.

Preferred stock dividends– In connection with our financing arrangements we have issued Series A Preferred Stock. The shares accrue a dividend of 10% per annum. Effective January 1, 2012, a majority of the Series A Preferred stockholders eliminated their dividends. The dividends are cumulative commencing on the issue date whether or not declared. For financial reporting purposes, we recorded a discount to reflect the difference in the amount of proceeds allocable to the Series A Preferred Stock in the offering based on relative fair values and the stated value. The discounts were being amortized as deemed dividends on preferred stock to the date of maturity unless converted earlier. Commencing on July 1, 2009, the Series A Preferred Stock is now being classified as a liability. As such, all dividends accrued and/or paid and any accretions are now classified as part of interest expense and are no longer classified as preferred stock dividends and deemed dividends.  For the nine and three months ended September 30, 2014, dividends and deemed dividends totaled $491,236 and $137,636, respectively.   For the nine and three months ended September 30, 2013, dividends and deemed dividends totaled $1,601,163 and $473,240 respectively.

Net loss – For the nine and three months ended September 30, 2014, we had a net loss of $2,692,640 and $936,340, respectively, compared to a net loss of $4,620,552 and $1,176,602 for the corresponding periods in 2013, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and enter into and consummate the proposed merger with the Peruvian Company. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Our limited availability of authorized and unissued shares of Common Stock impairs our ability to raise additional funds.  Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced to cease operations entirely.

As of September 30 2014, we had a cash balance of $466 compared to $1,989 at December 31, 2013.

Cash used in operating activities was $123,433 for the nine months ended September 30, 2014. The decrease in cash was primarily attributable to funding the operating loss for the period.

Cash provided by financing activities was $121,910.  We received proceeds of $121,600 from the issuance of notes.

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

During the quarter ended September 30, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As the Company previously disclosed, in November 2012 the Tel-Aviv District Labor Court (the “District Court”) ruled in favor of Mr. Gil Stiss (“Stiss”), a former officer/director of the Company’s wholly-owned subsidiary, IDO Ltd., in the lawsuit brought by Stiss against IDO Ltd. In the lawsuit, which Stiss commenced in October 2009 against IDO Ltd. and a former director and the then General Manager of IDO Ltd., and which was first disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, Stiss sought the payment of amounts purportedly due and payable to him  under his employment agreement with IDO Ltd. Stiss was awarded judgment in the approximate amount of ILS 1,475,000, which is equivalent to approximately $387,000 at the time of the filing of this report, with interest and cost of living index adjustments computed from May 10, 2009 (“Judgment”). Stiss’ suit against the then officers/directors of IDO Ltd. was dismissed.  The Company was not a party to the lawsuit.

On December 20, 2012, IDO Ltd. filed a motion with the District Court to stay execution of the Judgment pending appeal and, on December 23, 2012, IDO Ltd. filed its appeal (the “Appeal”) of the Judgment with the National Labor Court (“National Court”).  On January 13, 2013, the District Court partially accepted the motion to stay execution of the Judgment in excess of ILS 500,000 provided that, IDO Ltd. paid the amount of ILS 500,000 into the District Court by February 15, 2013. IDO Ltd. elected to not make such payment. On January 17, 2013, IDO Ltd. filed a follow-up motion with the National Court to stay execution of the Judgment pending appeal. On March 5, 2013, the National Court dismissed the motion to stay execution of the Judgment.  In March 2013, Stiss moved to collect on the judgment and in connection therewith, has obtained liens on assets and bank accounts of IDO Ltd. As of the filing of this report, the Company estimates that the total amount due under the Judgment, including interest and living costs adjustments amounts as well as collection costs are approximately ILS 2,147,000, which is equivalent to approximately $564,000 at the time of the filing of this report. Contacts with Stiss respecting a resolution and settlement of the matter are ongoing. No assurance can be provided that any successful resolution is possible or will in fact be reached. Stiss has filed a lien against the assets of IDO Ltd. to secure payment of the judgment.

In August 2014, IDO Ltd. filed a motion to dismiss the Appeal and, on September 4, 2014, the National Court dismissed the Appeal.

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

The following paragraph sets forth certain information with respect to all equity securities sold by us during the three months ended September 30, 2014 without registration under the Securities Act:

Between July 1 and September 30, 2014, we issued convertible promissory notes to a consultant affiliated with a minority stockholder in the principal amount of $90,000. The notes were issued pursuant to a consulting agreement with such party. The convertible promissory notes are due within six months of issuance, unless converted sooner. The notes bear interest at the rate of 10% per annum and are convertible into shares of the Company’s Common Stock at 50% of the low closing bid price for the 30 days prior to conversion. The unpaid interest is convertible into shares of the Company’s Common Stock at $0.001 per share

We also issued convertible notes according to substantially the same terms as the 2008 Notes to certain 2008 investors in the amount of $508,800, of which $486,000 was for the rollover of bridge loans previously lent to the Company.  In connection with such convertible notes, we also issued convertible preferred shares in the amount of $1,272,000.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

 None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31	Certification Pursuant to Rule 13a-14a of the Securities Exchange Act of 1934, as amended

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDO SECURITY INC.

Date: November 19, 2014	/s/ MAGDIEL RODRIGUEZ
MAGDIEL RODRIGUEZ CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER) AND PRESIDENT

